Form 10-Q
period 2010-11-30
Full Throttle Indoor Kart Racing Inc
filed 2011-01-21
CIK 1488438

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commissions file number 0-32051

FULL THROTTLE INDOOR KART RACING, INC
(Exact name of small business issuer as specified in its charter)

COLORADO	27-1494794
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4950 S. Yosemite Street, F2 #339
Greenwood Village, CO 80111
Telephone (303) 221-7223
(Issuer's telephone number)

(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of January 14, 2011 there were 1,600,000 outstanding shares of the Registrant's Common Stock, $0.001 par value.

FULL THROTTLE INDOOR KART RACING, INC.

INDEX TO THE FORM 10-Q

For the quarterly period ended September 30, 2010

			PAGE
PART I	FINANCIAL INFORMATION		2
	ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	2
		Balance Sheets at November 30, 2010 (unaudited) and May 31, 2010
		Statements of Operations for the three months ended November 30, 2010 (unaudited) and 2009 (unaudited), for the six months ended November 30, 2010 (unaudited) and 2009 (unaudited), and for the period from July 10, 2009 (inception) through November 30, 2010 (unaudited)	3
		Statement of Changes in Shareholders' Equity for the period from July 10, 2009 (inception) through May 31, 2010 and for the six months ended November 30, 2010 (unaudited)	4
		Statements of Cash Flows for the six months ended November 30, 2010 (unaudited) and 2009 (unaudited), and for the period from July 10, 2009 (inception) through November 30, 2010 (unaudited)	5
		Notes to Financial Statements	6
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	14
	ITEM 4.	CONTROLS AND PROCEDURES	14

Part II	OTHER INFORMATION		14
	ITEM 1.	LEGAL PROCEEDINGS	14
	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	14
	ITEM 4.	(REMOVED AND RESERVED)	14
	ITEM 5.	OTHER INFORMATION	14
	ITEM 6.	EXHIBITS	14

Full Throttle Indoor Kart Racing, Inc.
(A Development State Company)
Balance Sheets

	November 30, 2010	May 31, 2010
	(Unaudited)	(Derived from audited
		financial statements)
Assets

Cash	$38,647	$89,236
Property and equipment, net of accumulated depreciation
of $14 (unaudited) and $-0-, respectively	17,319	6,142

	$55,966	$95,378

Liabilities and Shareholders’ Equity

Liabilities:
Accounts Payable	$1,692	$2,454
Total liabilities	1,692	2,454

Shareholders’ equity (Notes 2 and 3):
Common stock, $.0001 par value; 25,000,000 shares authorized,
1,600,000 (unaudited) and 1,600,000 shares issued and
outstanding, respectively	160	160
Additional paid-in capital	104,150	103,850
Deficit accumulated during development stage	(50,036)	(11,086)

Total Shareholders’ Equity	54,274	92,924

	$55,966	$95,378

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development State Company)
Statements of Operations

	For The Three Months Ended	For The Three Months Ended	For The Six Months Ended	July 10, 2009 (Inception) Through	July 10, 2009 (Inception) Through
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009	November 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—	$—	$—

Operating expenses:
Rent (Note 2)	300	300	600	400	1,600
Professional fees, including stock-
based compensation totaling $-0-, $-0-, $-0-, $-0-, and $2,500, respectively	6,283	—	13,404	2,500	17,554
Organization costs, including stock-
based compensation totaling $-0-, $-0-, $-0-, $-0-, and $510, respectively	10,178	—	16,706	510	22,151
Other general and administrative expenses	6,029	—	8,240	—	8,731

Operating loss	(22,790)	(300)	(38,950)	(3,410)	(50,036)

Income tax provision (Note 4)	—	—	—	—	—

Net loss	$(22,790)	$(300)	$(38,950)	$(3,410)	$(50,036)

Basic and diluted loss per	$(0.01)	$—	$(0.02)	$(0.00)

Weighted average number of common
shares outstanding	1,600,000	1,000,000	1,600,000	1,000,000

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development State Company)
Statements of Change in Shareholders' Equity

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Balance, July 10, 2009 (inception)	—	$—	$—	$—	$—

July 2009, common stock issued to president/founder
for services, $.0007 per share (Note 2)	700,000	70	440	—	510
July 2009, common stock issued to corporate counsel
for services, $.0067 per share (Note 3)	150,000	15	985	—	1,000
August 2009, common stock issued to officer/director
for services, $.01 per share (Note 2)	150,000	15	1,485	—	1,500
March and April 2010, common stock sold to
directors, $.1667 per share (Note 2)	600,000	60	99,940	—	100,000
Office use contributed by officers/
directors (Note 2)	—	—	1,000	—	1,000
Net loss for period ending May 31,	—	—	—	(11,086)	(11,086)
	1,600,000	160	103,850	(11,086)	92,924

Office use contributed by officers/
directors (Note 2) (unaudited)	—	—	300	—	300
Net loss for the six months ended
November 30, 2010 (unaudited)	—	—	—	(38,950)	(38,950)

Balance, November 30, 2010 (unaudited)	1,600,000	$160	$104,150	$(50,036)	$54,274

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development State Company)
Statements of Cash Flows

	For The Six	July 10, 2009	July 10, 2009
	Months Ended	(Inception) Through	(Inception) Through
	November 30, 2010	November 30, 2009	November 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(38,950)	$(3,410)	$(50,036)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	14	—	14
Stock-based compensation	—	3,010	3,010
Contributed rent (Note 2)	300	400	1,300
Changes in operating assets and liabilities:
Accounts payable	(762)	—	1,692
Net cash used in
operating activities	(39,398)	—	(44,020)

Cash flows from investing activities:
Property and equipment purchases	(11,191)	—	(17,333)
Net cash used in
investing activities	(11,191)	—	(17,333)

Cash flows from financing activities:
Proceeds from sale of common	—	—	100,000
Net cash provided by
financing activities	—	—	100,000

Net change in cash	(50,589)	—	38,647

Cash, beginning of period	89,236	—	—

Cash, end of period	$38,647	$—	$38,647

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development Stage Company)
Notes to Financial Statements

(1)  Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

Full Throttle Indoor Kart Racing, Inc. (referenced as “we”, “us”, “our” in the accompanying notes) was incorporated in the State of Colorado on July 10, 2009.  We were organized to engage in the business of providing a race-themed entertainment venue.  We have not earned any revenue since our inception, and we did not own any inventory at November 30, 2010.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has a limited operating history and has suffered losses since inception.  These factors, among others, may indicate that the Company will be unable to continue as a going concern.

During the period from inception through November 30, 2010, we have sold common stock to insiders in order to raise capital to build our facility and commence revenue-producing operations.  However, as of November 30, 2010, we have not yet built the facility nor have we engaged in revenue-producing operations.  In the longer term, we plan to raise the necessary capital to build our facility, begin revenue producing operations and eventually be profitable.  There is no assurance that we will be successful in raising the capital required to develop our operations or that we will attain profitability.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to meet our obligations on a timely basis, and, ultimately to attain profitability.

Our management believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows for the periods presented.  The unaudited financial statements presented herein should be read in conjunction with our audited financial statements for our most recently completed fiscal year ended May 31, 2010, and their accompanying notes.

Development Stage Company

We are in the development stage in accordance with the Accounting and Reporting by Development Stage Enterprises Topic of the Financial Accounting Standards Board’s Accounting Standards Codification (FASB ASC).

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles permits management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at November 30, 2010 (unaudited) and May 31, 2010.

Full Throttle Indoor Kart Racing, Inc.
(A Development Stage Company)
Notes to Financial Statements

Property, Equipment and Depreciation

Property and equipment are stated at cost.  We intend to depreciate our fixed assets using the Double Declining Balance Method (200% DB) over their estimated useful lives (estimated between three and ten years), once placed into service.  We plan to place the Sodi Kart into service during the quarter ending February 28, 2011.

Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred.  The cost and related accumulated depreciation of equipment sold or otherwise disposed of are removed from the accounts and any gain or loss will be recorded in the year of disposal.

Financial Instruments

Our financial instruments consist of cash, accounts payable and accrued liabilities.  At November 30, 2010 (unaudited) and May 31, 2010, the fair value of our financial instruments approximates book value due to the short-term maturity of the instruments. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

The FASB Codification states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped based on significant levels of inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Earnings (Loss) per Common Share

We report loss per share using a dual presentation of basic and diluted loss per share.  Basic loss per share excludes the impact of common stock equivalents.  Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At November 30, 2010 (unaudited) and May 31, 2010, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Income Taxes

We account for income taxes as required by the Income Tax Topic of the FASB ASC, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Full Throttle Indoor Kart Racing, Inc.
(A Development Stage Company)
Notes to Financial Statements

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Fiscal Year-end

The Company operates on a May 31 year-end.

(2)    Related Party Transactions

During the period from August 1, 2009 through November 30, 2010, we received office space from our CFO at a rate of $100 per month.  Rent expense totaled $600 (unaudited), $400 (unaudited), and $1,300 (unaudited) for the six months ended November 30, 2010, the period from July 10, 2009 (inception) through November 30, 2009, and the period from July 10, 2009 (inception) through November 30, 2010.  These amounts have been recognized as Additional paid-in capital, contributed by the CFO for the periods presented.

Effective July 10, 2009, we issued 700,000 shares of our common stock to our founder/president in exchange for the acquisition by the Company of all of the rights, title and interest in and to the Full Throttle Indoor Kart Racing Business and Capital Formation Plan that he had prepared. The transaction was recorded at fair value, as determined by the Board of Directors, totaling $510.

Effective August 20, 2009, we issued 150,000 shares of our common stock to our CFO in exchange for provision of general financial services in the capacity of CFO of Full Throttle Indoor Kart Racing, Inc. during the development and initial start-up of the company. The transaction was recorded at fair value, as determined by the Board of Directors, totaling $1,500.

During March and April 2010, we sold 150,000 shares of our common stock to four directors for $25,000 each ($.1667 per share), resulting in total proceeds of $100,000.

(3)  Shareholders’ Equity

On July 11, 2009, we issued 150,000 shares of our common stock to our attorney in exchange for services related to the development of the company. The transaction was recorded at fair value of the services rendered, totaling $1,000.

(4)   Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:
	November 30,	May 31,
	2010	2010
	(Unaudited)
U.S. Federal statutory graduated rate	15.00%	15.00%
State income tax rate,
net of federal benefit	3.94%	3.94%
Permanent differences	-0.15%	-1.71%
Net operating loss for which no tax
benefit is currently available	-18.79%	-17.23%
	0.00%	0.00%

At November 30, 2010, deferred tax assets consisted of a net tax asset of $9,229 (unaudited), due to operating loss carryforwards of $48,736 (unaudited), which was fully allowed for in the valuation allowance of $9,229 (unaudited).  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the six months ended November 30, 2010 totaled $7,319 (unaudited).

At May 31, 2010, deferred tax assets consisted of a net tax asset of $1,910, due to operating loss carryforwards of $10,086, which was fully allowed for in the valuation allowance of $1,910.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the period ended May 31, 2010 totaled $1,910.  The current tax benefit also totaled $1,910 for the period ended May 31, 2010.  The net operating loss carryforward expires through the year 2030.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.  At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should we undergo an ownership change as defined in Section 382 of the Internal Revenue Code, our net tax operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

PART I - FINANCIAL INFORMATION

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements
Except for historical information, the information contained in this prospectus contains “forward-looking” statements. These forward-looking statements include, but are not limited to, statements about our industry, plans, objectives, expectations, intentions and assumptions and other statements contained in the prospectus that are not historical facts. When used in this prospectus, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, including those described in this “Risk Factors” section, our actual operating results and financial performance may prove to be very different from what might have predicted as of the date of this Prospectus or the dates of our reports filed with the SEC, as the case may be. The risks described herein address some of the factors that may affect our future operating results and financial performance.

Actual results and timing of events could differ materially from those anticipated in these forward-looking statements and as a result of a number of factors, including those discussed in the “Risk Factors” section of this offering.

Results of Operations
We are in the startup and development stage.   Since inception we have not been in operation and we have not realized any revenues from business operations at this time.   We have developed our business, marketing and operations plan.   We are in the capital formation phase of our plan and must raise sufficient capital to execute our business, marketing and operations plan and generate revenue.

Liquidity and Capital Resources
We are a startup company in the development stage and do not have sufficient funds to execute our plan. Our auditor’s have expressed substantial doubt about our ability to continue as a going concern.  Our plan to raise funds is to conduct the public offering pursuant to this prospectus for the sale of 3,000,000 to 3,500,000 shares of our common stock at $1 per share to generate sufficient capital to select and develop our location and then commence operations.  As of May 31, 2010 we have cash reserves of $89,236.  As of November, 2010 we have unaudited cash reserves of $38,647.

Our losses since inception on July 10, 2009 through the fiscal year ended May 31, 2010 are $11,086.  Our losses for the six months ended November 30, 2010 are $38,950 bringing our losses from inception to November 30, 2010 to $50,036.  Our most significant expenses for the fiscal year ended May 31, 2010 were professional fees for legal and accounting expenses of $4,150 which includes stock based compensation of $1,500 to our chief financial officer and $1,000 to outside legal counsel.  For the six month period ended November 30, 2010 our most significant unaudited expenses were professional fees for legal and accounting expenses of $13,404.  Our current burn rate of cash resources will allow us to remain solvent for six to nine months but we will not be able to execute our business plans and commence operations without the raising of capital from this offering.  We hope to have our offering successfully completed in the 150 day offering period.   Our current burn rate has been $10,000 or less per month.

If we are unable to raise funds from this offering we will not be able to move forward and commence operations.

Plan of Operations

Full Throttle Indoor Kart Racing™ is a start-up business in the development stage.  Assuming successful completion of capital formation from this offering we will execute our business plan.  It is anticipated that it will take us a minimum of six months to complete setup of facilities and equipment and obtain a certificate of occupancy.  Upon receipt of certificate of occupancy Full Throttle expects to commence operations.  The table below reflects the steps we will take and the estimated weeks to become operational and begin generating revenue.    The second table reflects our use of offering proceeds for each of the milestones shown.

Upon commencement of operations, we anticipate all income generating sectors of the business to begin generating revenue.  While we anticipate generating revenue as soon as we commence operations, we cannot provide any assurance to that effect.  These sectors are retail kart rental and ancillary retail sales; event and meeting room rentals; sponsorship and advertising; and track membership revenue.  We do not have plans for a phased marketing program or opening of operations.  We anticipate retail kart rental, food and beverage and ancillary retail sales to initially be our primary source of revenue and additional revenues from other sectors increasing after opening as we establish our name recognition in the community.

Milestone to Opening and Revenue Generation	Weeks to Begin and Completion of Milestone

President Salary	1 and forward
Lease Agreement/Zoning Approval/ Business Licenses, Offering Expenses	1-8
Interior Design Development and Approval	1-7
City Council Approval	1-8
Order karts and equipment/ Build (8-12 weeks) Delivery (4-5 weeks) Retail Inventory	9-25
Build Out to Suit	9-27
Marketing of Sponsorships and Events	9 and forward
Marketing to Potential General Consumer and Customers	9 and forward
Membership Pre-Opening Sales	20-28
Facilities Interior, Timing and Scoring, AudioVisual Equipment and Track Setup	20-26
Operations Pre-Open Process and Procedures Test Runs of Systems	9-28
Web Site Development	9-28
Setup Shop and Test Karts	24-28
Manager Start	18 and forward
Hire Maintenance and Repair Technicians	22 and forward
Hire and Train Staff, Contingency	26-28

Steps to Commencing Operations and Generating Revenue
Assuming successful completion of this offering, we anticipate taking the following steps to achieve our major milestones, commence operations and begin generating revenue.  The approximate time frames for these Milestones are set forth in the above table.

Lease Agreement/Zoning Approval/ Business Licenses, Offering Expenses / City Council Approval
We have and will continue to conduct feasibility studies for potential locations.  These studies include initial facility layout drawings, market area demographic and traffic count analysis.  We also conduct initial discussions on lease rates and net factor costs for sites under consideration.  Assuming successful completion of the offering, we will select the final location, negotiate and enter into a lease contingent on zoning approval at that time.  At this time we intend to identify all local regulatory parties and requirements for business, sales tax, zoning and building licenses and permits, including food service, beverage, beer and wine and/or liquor licenses.  We will then submit all zoning and license applications to the municipality or other governing entity.

Interior Design Development and Approval
At present we are developing interior build out and external elevation studies.  When the final site is selected detailed architectural drawings will be developed for use for all zoning, city council or other interested party requirements as well as building contractors during the Build Out phase.  Steps of this process include selection of food service and beverage service equipment; audio visual equipment placement and components; furnishings; and signage.  We will also review of compliance with all pertinent building code and access requirements.

Order karts and equipment/ Build (8-12 weeks) Delivery (4-5 weeks) / Retail Inventory
As soon as we have zoning and city council approval and the finalization of a lease, we will order karts; repair and maintenance parts, and associated equipment as well as driver suits; helmets; neck rolls and head socks.  We will also make final selections for retail, food and beverage products to be sold.  The president has attended and will attend industry trade shows to meet with multiple venders and suppliers.  Steps of this process include: Inventory exchange and replacement agreements; Product placement and incentives from vendors; Point of purchase display provision and allowances; and establish retail pricing.

Build Out to Suit/Facilities Interior/ Timing and Scoring; Audio Visual Equipment and Track Setup
As soon as we have zoning and city council approval and the finalization of a lease, we will commence the build out of the facility to our specifications.  After completion of walls and permanent structures we intend to decorate the interior to create a racing ambiance.  We intend to position: sponsor logos and banners; racing posters and other large format imaging; race car displays; racing memorabilia; point of purchase displays; and all instructional signage and rules boards.   We will also set up the customer registration kiosk; install the timing system and scoreboards.  During the facilities interior setup period we will also set up all audiovisual equipment.  This will include all meeting and conference rooms and the executive board room.  Installation will consist of all sound and video playback systems as well as television placements and race playback display.  Any security system camera requirements will also be addressed and installed at this time.

The track will be initially designed using a computer assisted design system during the Interior Design Development and Approval phase.  The design will then be reviewed by independent track designers known to us.  Based upon their input final design we will approve a final design.  After final approval we will order all track barrier materials for installation.   As soon as the walls separating the track area from the interior operations are completed we will install the racing barrier system and race event capture cameras.  This will include the pit/staging area, Black Flag, Comer Marshal Stations and Pit Boss / Staging area.   All break point markers, turn directional arrows, staging and warning lights as well as trackside timing and scoring display will be installed.

Setup Shop and Test Karts
During the Build Out phase we will set up our shop area with all tools, work benches, kart lifts, kart setup tables or other items for the maintenance and repair of our kart fleet as well as for the preparation of any retail karts we sell.  Upon completion of the shop setup each kart will be taken through an initial break-in and test process in accordance to the manufacturer’s equipment manual.

Marketing of Sponsorships and Events
As soon as we have zoning and city council approval and the finalization of a lease, we will begin direct marketing to potential sponsors.  Corporate and charity event opportunities will also be pursued.    Initially these activities will be conducted by the President.  We intend to contact beverage producers and suppliers and automotive supply and dealers as potential sponsors.  We also intend to provide tours of our facility to event planners and decision makers.  We intend to contact business, entertainment, visitors and lodging associations to acquaint them with our business and develop and schedule corporate and promotional event opportunities as soon as possible after commencement of operations

Marketing to Potential General Consumer and Customers
As soon as we have zoning and city council approval and the finalization of a lease, we will begin direct marketing to potential customers through exhibiting at business events, automotive enthusiast events and club meetings, and consumer entertainment trade shows.  We will also develop our internet social networking footprint and scope.  We will also solicit promotional coverage in the media as well as print and radio advertising.  We will also hold special events for groups designed to introduce potential customers to the business and expose them to our entertainment offering.

Membership Pre-Opening Sales
As soon as we have a projected opening date, we intend to make pre-opening membership packages available for purchase on line.  We anticipate the pre-opening membership offering will be highly incentivized initially and the level of incentive value will be reduced as we approach opening day.  We believe this will be an initial source of revenue, though we anticipate revenue from memberships will grow over time as we develop repeat clientele and name recognition in the community.

Operations Pre-Open Process and Procedures Test Runs of Systems
The week before commencing operations and upon completion of all build out of the facility we expect to conduct pre-open process and test runs of all systems and procedures for racing and retail operations.  During this phase the snack bar/restaurant operation will also go through equipment checkout and inspection and perform any initial equipment tests as required to prepare to commence operations.  The snack bar/restaurant operator will also test all point of sale systems for their operations as well as train their staff and prepare to commence operations on the day the company becomes operational.

Web Site Development
We have an informational web site at this time.  Developing a transactional web site will begin as soon as we have zoning and city council approval and the finalization of a lease.

Manager Start / Hire Maintenance and Repair Technicians / Hire and Train Staff
Prior to commencement of operations, our first hires are expected to be our operations managers and shop manager.  These managers will assist the president with the final stages of facilities setup and startup.  We plan to have the shop manager and president, working with our Human Resources services provider, interview and select candidates for repair technician.  We anticipate these technicians will assist with the initial setup and testing of the rental kart fleet.  Several weeks before commencing operations we will begin the hiring interview process for all other employees by working with an outsourced Human Resources services provider.  The operations managers will interview and select candidates for final consideration.

Commencement of Operations/Sources of Revenue
Upon commencement of operations, we anticipate all income generating sectors of the business to begin generating revenue.  While we anticipate generating revenue as soon as we commence operations, we cannot provide any assurance to that effect.  These sectors are kart rental and ancillary retail sales; event and meeting room rentals; sponsorship and advertising; and track membership revenue.  We do not have plans for a phased marketing program or opening of operations.

We anticipate being able to offer adult races at a standard rate of $25 per race for non-members and $20 per race for members during peak business periods.  We may apply a sliding rate schedule to stimulate sales during lower business activity periods.  We believe a slightly lower rate for Junior and Kid Kart rentals may be attractive to consumers.  We expect to charge $20 per race for junior non-members and $17 per race for junior members.

The snack bar / restaurant will be fully open upon commencement of operations and able to serve all items offered on its menu as well as an assortment of beverages.  We may offer introductory promotions for a combination of race rental, food and beverage.  We anticipate snack bar/restaurant revenue to closely correlate to the number of kart rental customers in any given period.

Retail products will be on display and merchandised within the main lobby.  The race results retrieval area will be in proximity to the retail product display area.  Retail product offerings will be featured between races on our timing system displays and on the race playback screen and we will advertise our retail products offerings using large format printed signage on display within the track area.  We anticipate retail product revenue to closely correlate to the number of kart rental customers in any given period.

We anticipate event and meeting room rentals; sponsorship, advertising; and track membership revenue to develop over time as we establish repeat clientele and our presence in the community.
Milestone Expenditures from Offering Proceeds	Min.Offering ($3,000,000)	Max Offering ($3,500,000)

Offering Expenses	37,750	37,750
President Salary	$53,486	$53,486
Lease Agreement/Zoning Approval/ Business Licenses,	$30,250	$30,250
Interior Design Development and Approval	$100,000	$100,000
City Council Approval	$5,000	$5,000
Order karts and equipment/ Build (8-12 weeks) Delivery (4-5 weeks) Retail Inventory	$479,514	$580,000
Build Out to Suit	$1,000,000	$1,250,000
Marketing of Sponsorships and Events	$10,000	$10,000
Marketing to Potential General Consumer and Customers	$20,000	$20,000
Membership Pre-Opening Sales	$10,000	$10,000
Facilities Interior, Timing and Scoring, Audiovisual Equipment and Track Setup	$550,000	$600,000
Operations Pre-Open Process and Procedures Test Runs of Systems	$10,000	$10,000
Web Site Development	$25,000	$25,000
Setup Shop and Test Karts	$10,000	$10,000
Manager Start	$40,000	$40,000
Hire Maintenance and Repair Technicians	$15,000	$15,000
Hire and Train Staff, Contingency	$174,000	$240,514
Working Capital to Fund Ongoing Operations	$430,000	$463,000

We believe the $430,000 allocated to working capital will provide us the necessary liquidity needed for the first two quarters of operations.   Full Throttle Indoor Kart Racing™ is a startup company in the development stage.  Full Throttle does not anticipate being profitable within the first 12 months of operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Richard Herrera, and its Chief Financial Officer, Mr. Larry Kopf have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to them. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of November 30, 2010 (the “Evaluation Date”).

Based on such evaluation, Messrs. Herrera and Kopf have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.  Moreover, there were no significant changes in internal controls or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

N/A

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed with this report.

31.1    Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2    Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1    Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350
32.2    Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL THROTTLE INDOOR KART RACING, INC.

Date: January 19, 2011	By:	/s/ Richard Herrera
	Name:	Richard Herrera
	Title:	President

Date: January 19, 2011	By:	/s/ Larry Kopf
	Name:	Larry Kopf
	Title:	Principal Financial Officer and Accounting Officer