Form 10-Q
period 2011-02-28
Full Throttle Indoor Kart Racing Inc
filed 2011-04-14
CIK 1488438

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of April 14, 2011 there were 1,600,000 outstanding shares of the Registrant's Common Stock, $0.001 par value.

FULL THROTTLE INDOOR KART RACING, INC.

INDEX TO THE FORM 10-Q

For the quarterly period ended February 28, 2011

			PAGE
PART I	FINANCIAL INFORMATION		2
	ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	2
		Balance Sheets at February 28, 2011 (unaudited) and May 31, 2010
		Statements of Operations for the three months ended February 28, 2011 (unaudited) and 2009 (unaudited), for the nine months ended February 28, 2011 (unaudited) and 2009 (unaudited), and for the period from July 10, 2009 (inception) through February 28, 2011 (unaudited)	3
		Statement of Changes in Shareholders' Equity for the period from July 10, 2009 (inception) through May 31, 2010 and for the nine months ended February 28, 2011, (unaudited)	4
		Statements of Cash Flows for the nine months ended February 28, 2011 (unaudited) and 2009 (unaudited), and for the period from July 10, 2009 (inception) through February 28, 2011 (unaudited)	5
		Notes to Financial Statements	6
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	10
	ITEM 4.	CONTROLS AND PROCEDURES	11

Part II	OTHER INFORMATION		11
	ITEM 1.	LEGAL PROCEEDINGS	11
	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11
	ITEM 4.	(REMOVED AND RESERVED)	11
	ITEM 5.	OTHER INFORMATION	11
	ITEM 6.	EXHIBITS	11

PART I
Item 1. FINANCIAL INFORMATION

Full Throttle Indoor Kart Racing, Inc.
(A Development State Company)
Balance Sheets

	February 28, 2011	May 31, 2010
	(Unaudited)	(Derived from audited
		financial statements)
Assets

Cash	$15,031	$89,236
Pre-paid expense	140	0
Property and equipment, net of accumulated depreciation
of $618 (unaudited) and $-0-, respectively	19,859	6,142

	$35,030	$95,378

Liabilities and Shareholders’ Equity

Liabilities:
Accounts Payable	$0	$2,454
Total liabilities	0	2,454

Shareholders’ equity (Notes 2 and 3):
Common stock, $.0001 par value; 25,000,000 shares authorized,
1,600,000 (unaudited) and 1,600,000 shares issued and
outstanding, respectively	160	160
Additional paid-in capital	104,150	103,850
Deficit accumulated during development stage	(69,280)	(11,086)

Total Shareholders’ Equity	35,030	92,924

	$35,030	$95,378

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development State Company)
Statements of Operations

	For The Three Months Ended	For The Three Months Ended	For The Nine Months Ended	July 10, 2009 (Inception) Through	July 10, 2009 (Inception) Through
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010	February 28, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—	$—	$—

Operating expenses:
Rent (Note 2)	962	—	1,562	—	2,562
Professional fees, including stock-based
compensation totaling $-0-, $-0-, $-0-,
$-0-, and $2,500, respectively	13,453	—	28,854	—	32,754
Organization costs, including stock-based
compensation totaling $-0-, $-0-, $-0-,
$-0-, and $510, respectively	—	800	16,706	3,810	21,697
Other general and administrative expenses	2,831	—	11,072	—	12,267

Operating loss	(17,245)	(800)	(58,194)	(3,810)	(69,280)

Income tax provision (Note 4)	—	—	—	—	—

Net loss	$(17,245)	$(800)	$(58,194)	$(3,810)	$(69,280)

Basic and diluted loss per share	$(0.01)	$—	$(0.04)	$(0.00)

Weighted average number of common
shares outstanding	1,600,000	1,000,000	1,600,000	1,000,000

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development State Company)
Statement of Changes in Shareholders' Equity

				Accumulated
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Balance, July 10, 2009 (inception)	—	$—	$—	$—	$—

July 2009, common stock issued to president/founder
for services, $.0007 per share (Note 2)	700,000	70	440	—	510
July 2009, common stock issued to corporate counsel
for services, $.0067 per share (Note 3)	150,000	15	985	—	1,000
August 2009, common stock issued to officer/director
for services, $.01 per share (Note 2)	150,000	15	1,485	—	1,500
March and April 2010, common stock sold to
directors, $.1667 per share (Note 2)	600,000	60	99,940	—	100,000
Office use contributed by officers/
directors (Note 2)	—	—	1,000	—	1,000
Net loss for period ending May 31, 2010	—	—	—	(11,086)	(11,086)
	1,600,000	160	103,850	(11,086)	92,924

Office use contributed by officers/
directors (Note 2) (unaudited)	—	—	300	—	300
Net loss for the nine months ended
February 28, 2011 (unaudited)	—	—	—	(58,194)	(58,194)

Balance, February 28, 2011 (unaudited)	1,600,000	$160	$104,150	$(69,280)	$35,030

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development State Company)
Statement of Cash Flows

	For The Nine Months Ended	July 10, 2009 (Inception) Through	July 10, 2009 (Inception) Through
	February 28, 2011	February 28, 2010	February 28, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(58,194)	$(3,810)	$(69,280)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	618	—	618
Stock-based compensation	—	3,010	3,010
Contributed rent (Note 2)	300	800	1,300
Changes in operating assets and liabilities:
Accounts payable	(2,594)	—	(140)
Net cash used in
operating activities	(59,870)	—	(64,492)

Cash flows from investing activities:
Property and equipment purchases	(14,335)	—	(20,477)
Net cash used in
investing activities	(14,335)	—	(20,477)

Cash flows from financing activities:
Proceeds from sale of common stock	—	—	100,000
Net cash provided by
financing activities	—	—	100,000

Net change in cash	(74,205)	—	15,031

Cash, beginning of period	89,236	—	—

Cash, end of period	$15,031	$—	$15,031

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development Stage Company)
Notes to Financial Statements

(1)           Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

Full Throttle Indoor Kart Racing, Inc. (referenced as “we”, “us”, “our” in the accompanying notes) was incorporated in the State of Colorado on July 10, 2009.  We were organized to engage in the business of providing a race-themed entertainment venue.  We have not earned any revenue since our inception, and we did not own any inventory at February 28, 2011.

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

During the period from inception through February 28, 2011, we have sold common stock to insiders in order to raise capital to build our facility and commence revenue-producing operations.  However, as of February 28, 2011, we have not yet built the facility nor have we engaged in revenue-producing operations.  In the longer term, we plan to raise the necessary capital to build our facility, begin revenue producing operations and eventually be profitable.  There is no assurance that we will be successful in raising the capital required to develop our operations or that we will attain profitability.

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at February 28, 2011 (unaudited) and May 31, 2010.

Full Throttle Indoor Kart Racing, Inc.
(A Development Stage Company)
Notes to Financial Statements

Property, Equipment and Depreciation

Property and equipment are stated at cost.  We intend to depreciate our fixed assets using the Double Declining Balance Method (200% DB) over their estimated useful lives (estimated between three and ten years), once placed into service. We placed the Sodi Kart into service during the quarter ending February 28, 2011.

Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred.  The cost and related accumulated depreciation of equipment sold or otherwise disposed of are removed from the accounts and any gain or loss will be recorded in the year of disposal.

Financial Instruments

Our financial instruments consist of cash, accounts payable and accrued liabilities.  At February 28, 2011 (unaudited) and May 31, 2010, the fair value of our financial instruments approximates book value due to the short-term maturity of the instruments. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

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

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Earnings (Loss) per Common Share

We report loss per share using a dual presentation of basic and diluted loss per share.  Basic loss per share excludes the impact of common stock equivalents.  Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At February 28, 2011 (unaudited) and May 31, 2010, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

(2)           Related Party Transactions

During the period from August 1, 2009 through August 31, 2010, we received office space from our CFO at a rate of $100 per month.  Rent expense totaled $1,300 (unaudited) for the period from July 10, 2009 (inception) through August 31, 2010.  These amounts have been recognized as Additional paid-in capital, contributed by the CFO for the periods presented.

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

(4)           Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	February 28,	May 31,
	2011	2010
	(Unaudited)
U.S. Federal statutory graduated rate	15.00%	15.00%
State income tax rate,
net of federal benefit	3.94%	3.94%
Permanent differences	-0.10%	-1.71%
Net operating loss for which no tax
benefit is currently available	-18.84%	-17.23%
	0.00%	0.00%

Full Throttle Indoor Kart Racing, Inc.
(A Development Stage Company)
Notes to Financial Statements

At February 28, 2011, deferred tax assets consisted of a net tax asset of $12,873 (unaudited), due to operating loss carryforwards of $67,980 (unaudited), which was fully allowed for in the valuation allowance of $9,229 (unaudited).  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the nine months ended February 28, 2011 totaled $10,963 (unaudited).

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

Liquidity and Capital Resources
We are a startup company in the development stage and do not have sufficient funds to execute our plan. Our auditor’s have expressed substantial doubt about our ability to continue as a going concern.  Our plan to raise funds is to conduct the public offering pursuant to this prospectus for the sale of 3,000,000 to 3,500,000 shares of our common stock at $1 per share to generate sufficient capital to select and develop our location and then commence operations.  As of May 31, 2010 we have cash reserves of $89,236.  For the nine month period ended February 28, 2011 we have unaudited cash reserves of $15,031.

Our losses since inception on July 10, 2009 through the fiscal year ended May 31, 2010 are $11,086.  Our losses from the fiscal quarter ended February 28, 2011 are $17,245 bringing our losses from inception to February 28, 2011 to $69,280.  Our most significant expenses for the fiscal year ended May 31, 2010 were professional fees for legal and accounting expenses of $4,150 which includes stock based compensation of $1,500 to our chief financial officer and $1,000 to outside legal counsel.  For the nine month period ended February 28, 2011 our most significant unaudited expenses were professional fees for legal and accounting expenses of $28,854.  Our current burn rate of cash resources will allow us to remain solvent for three to six months but we will not be able to execute our business plans and commence operations without the raising of capital from this offering.   Our current burn rate has been $3,000 or less per month.

If we are unable to raise funds we will not be able to move forward and commence operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Richard Herrera, and its Chief Financial Officer, Mr. Larry Kopf have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to them. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of February 28, 2011 (the “Evaluation Date”).

Based on such evaluation, Messrs. Herrera and Koph have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.  Moreover, there were no significant changes in internal controls or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

By:   /s/ Richard Herrera
Name:  Richard Herrera
Title:  President
Date: April 13, 2011

By:   /s/ Larry Kopf
Name:  Larry Kopf
Title:  Principal Financial Officer and Accounting Officer
Date:  April 13, 2011