Form 10-K
period 2011-05-31
Full Throttle Indoor Kart Racing Inc
filed 2011-11-09
CIK 1488438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:    333-167799

FULL THROTTLE INDOOR KART RACING, INC.

(Exact name of registrant as specified in its charter)

Colorado	27-1494794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4950 S. Yosemite St., F2 3339 Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

(303) 221-7223
Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter: (0 shares) based on the closing price of the common stock of $0

As of October 31, 2011 there were 160,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K and the documents we incorporate by reference contain certain forward-looking statements that involve a number of risks and uncertainties.  These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and only reflect management’s expectations and estimates.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K to conform them to actual results. We do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors.”

We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Form 10-K and the documents we incorporate by reference might not occur.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Act.

You should carefully read this Form 10-K and the documents incorporated by reference in their entirety. They contain information that you should consider when making your investment decision.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General Description and Development of Business

Full Throttle Indoor Kart Racing Inc. is a startup company.  Full Throttle Indoor Kart Racing Inc. is a Colorado Corporation and was formed July 10, 2009 and has only organizational activity to date.  We may refer to ourselves herein as “Full Throttle Indoor Kart Racing”, “Full Throttle” or “the Company”.

Our Business

COMPANY MISSION STATEMENT
To provide our customers, a unique and exciting entertainment experience in a race themed, upscale entertainment venue.

OUR VISION
Full Throttle Indoor Kart Racing™ is planned to be a race themed entertainment and event venue.  It is our plan at Full Throttle Indoor Kart Racing™ to have individuals and groups experience driving “Race” prepared, high performance Karts and racing others on a road race inspired indoor track as well as other entertainment activities.  We expect to make the business model scalable, repeatable and sustainable.  We believe the development of programs, policies, procedures, people and management tools will facilitate the replication of this model to other locations. The company intends to develop and reinforce the Full Throttle Indoor Kart Racing™ brand.

Full Throttle Indoor Kart Racing™ plans to provide an alternative to event activities for businesses, charities, groups and individuals.

It is our intent to be in the upscale, race themed, entertainment industry.  Full Throttle Indoor Kart Racing™ is in the startup and development stage.  Prior to our public offering which we have not completed as of the date of this report, we have not been in operation and as a result have not realized any revenues from business operations at this time.  We have developed our business, marketing and operations plan.  We are in the capital formation phase of our plan and must raise sufficient capital to facilitate the execution of the business, marketing and operations plan in order to be in business and generate revenue.  We are completely dependent upon receiving at least the minimum offering proceeds to carry out our business plan.

Our current burn rate of cash resources will allow us to remain solvent throughout the offering period our public offering which we have not completed as of the date of this report but we will not be able to execute our business plans and commence operations without successfully raising capital through our offering.  Our current burn rate has been approximately $3,000 per month or less.

WHY INDOOR KART RACING
Indoor kart racing provides a theme for an entertainment facility.  Featuring a wheel to wheel racing experience, as well as food and beverage service, meeting rooms, and other entertainment activities, Full Throttle believes it can  attract individuals, groups, businesses, organizations, clubs and charities.

Indoor Kart Racing provides a venue in which individuals may participate in competitive wheel to wheel racing in what we believe is a cost effective and controlled environment.

NATURE OF THE BUSINESS
Indoor Kart Racing (IKR) is based upon the popular indoor racing facilities developed in Europe and other parts of the world.  Indoor go-kart tracks are significantly more sophisticated than concession go-kart tracks found in miniature golf and family entertainment venues, and are more oriented to adult consumers than to outdoor competition kart racing tracks.

There are the three primary types of kart racing facilities:

Concession Go Karts
Concession go-kart tracks are found at family entertainment facilities and operate at speeds typically ranging from 5 MPH on kiddy tracks to 25 MPH in entertainment concession karts.  They are intended for the general public to race as recreation and often allow young children to ride with adults in 2-seat cars.  Most concession go-kart tracks only require drivers to be a specified minimum height and do not require any additional safety equipment.  A concession go-kart could be an outdoor facility or housed indoors as part of a family entertainment facility.

Outdoor Competition Kart Racing Tracks
In general, outdoor competition kart racing tracks are primarily designed for the benefit of club racers that own their own high performance, race-prepared karts.  These individually owned and raced karts may compete at speeds in excess of 100 MPH on tracks of various configurations.  Outdoor race karts are truly specialized racing vehicles and are not intended for the casual participant.

 The high-speed capability of these racing karts necessitates outdoor track designs to have long straight sections and curves designed to accommodate these high speeds.  These tracks are designed to allow for the exploration of the capability of full race prepared karts with trained and experienced drivers competing in sanctioned racing events.  In general, these locations are designed for, and utilized by, a dedicated racing community.  They most often do not have meeting rooms or alternative entertainment activities.  Any rental activity at these locations is usually supplemental income and not the primary purpose intended for the track.

Outdoor facilities often face the challenges of noise ordinances, weather, seasonality and daylight.

“European Style” Indoor Kart Racing – IKR
Housed inside a climate controlled facility, European style Indoor Kart Racing tracks feature high performance karts with Formula 1 inspired and designed tracks with computerized timing systems.  Combined with a sports bar / snack bar or restaurant and corporate meeting rooms equipped with audio visual capability, and other entertainment activities, Indoor Kart Racing is targeted toward adults.

Indoor tracks provide the customer with a racing experience using short and technical tracks.  In general a track design incorporates short straights and demanding corners.  With the shorter straights you are able to gear the kart for quick acceleration.  The high cornering capabilities of these karts can now be explored with the tight track layout and demanding turns.

A key differentiation between typical outdoor tracks and indoor kart racing facilities is the fact that indoor tracks do not have risks associated with weather and other elements.  Corporate and group events using indoor racing facilities are able to schedule an event without the fear of their event being interrupted or canceled due to weather.  Indoor tracks also have the advantage of being able to run extended business hours and offer a consistent environment.

Indoor venues with meeting facilities featuring audio and visual capability allow groups to plan and hold meetings, events, conventions and team building activities.  Indoor karting also provides the ability to hold special events, professional meetings and / or parties while providing the customer with a clean, professional environment.

We believe indoor kart racing is a mature industry in Europe.  Indoor kart racing facilities are most popular in the Netherlands, with a registered population of less than 16.7 million (CIA The World Factbook) we have identified 50 specific indoor kart racing facilities or 334,000 persons per track.  The United Kingdom has a population estimated to be 61.2 million (CIA The World Factbook).  We have identified 52 specific indoor kart tracks, a ratio of approximately 1.1 million per track.  In Germany with a population estimated to be 82.3 million (CIA The World Factbook) we have identified 46 specific indoor kart tracks, a ratio of 1.7 million per track.  We believe the market in the United States is in its early stages of development.  We have identified 81 tracks reflecting the European Indoor Kart Racing model.  The U.S. population is estimated to be 310 Million, a ratio of 3.8 million per track. (www.census.gov/main/www/popclock.html).

EXISTING TRACKS - US MARKET
We know of 81 “European Style” Indoor Kart Racing facilities in the United States not including Full Throttle Indoor Kart Racing™.  At this time the areas of greatest expansion and activity are on the East and West Coasts.  Currently the Company knows of only nine operators that have more than one facility.  To date none has established market or brand name dominance in the United States.  As of May 1, 2010, only one operator has established more than three operations within any single state.

FACILITIES AND TRACKS
We have broken down the industry into three levels of facilities based upon our analysis of publicly available information.  We believe our estimates and observations are accurate.

“Tier One”: These operations are full multi-activity centers that have extensive video arcades, pool tables rooms, multiple meeting rooms, full service bar and restaurant, retail product sales areas and one or two race tracks.  Initial Investment for these locations is estimated to be between $2.5 and $5 million for build out, equipment and start up expenses.  Building and land are not included in this estimate.

“Tier Two”: In the second tier you will find the vast majority of operators.  This segment typically has meeting rooms, some video games, pool tables and a light restaurant or limited-item snack bar.  Some locations may also serve beer and wine.  Corporate events are usually catered by outside providers.  Initial investment requirements for tier-two facilities are estimated to range from $1.5 million to $2.5 million for build out, equipment and start up expenses.  Building and land are not included in this estimate.

“Tier Three”: At this level you will find smaller basic indoor race tracks with limited facilities.  Vending machines and a few arcade games are common.  Well-outfitted meeting rooms for corporate events, snack bars or other upscale amenities are rare.

It is the intent of Full Throttle Indoor Kart Racing™ to develop a Tier One operation.  We believe our facility size could be up to approximately 100,000 sq ft.  The structure is anticipated to contain enough floor space to accommodate a minimum of one track and possibly two tracks. Our intent is to design a track that emulates road race courses with technical corners and passing areas.  We believe the track design should accommodate beginners as well as the most experienced enthusiasts.

Intended Facilities plan:

o	Track Area
o	Lobby
o	Video arcade and game table area (billiards, foosball, etc.)
o	Snack bar/coffee shop or full service restaurant
o	Meeting and Board Room amenities with audio visual capability
o	Wireless and cable access
o	Flat Screen TVs for watching racing and other sports events
o             General operations office space
o	Kart maintenance and storage area
o	Men’s and women’s restrooms
o	Orientation room
o	Drivers suit dressing rooms and locker area
o	Retail sales area

The build out plan we intend to pursue has  two distinct areas of the facility.  The climate controlled lobby, meeting rooms, snack/bar area, locker rooms, driver orientation rooms and track viewing areas will be separate from the track.  We intend the track area  to have its own supplemental air filtration and air exchange systems.

MARKETS

Full Throttle Indoor Kart Racing™ target markets include a wide range of potential customers, including walk in and repeat rentals “arrive and drive”, corporate and group event guests.  We intend to target clientele that will be attracted to the Full Throttle Indoor Kart Racing™ venue. The following is a list of possible activities or events for individuals, businesses, organizations and charities that will be targeted by Full Throttle Indoor Kart Racing™:

Sales Meetings	Customer Appreciation Activities	Mentor Presentations
Customer Appreciation Activities	Promotions	Sales Training Organizations
Conferences	Car clubs and associations	Adventure and Encounter Groups
Product Launches	Police Athletic League	Leads Groups
Employee Morale Events	Conventions	Bar and Bat Mitzvah’s
Team Building Events	Chamber of Commerce	Bachelor and Bachelorette Parties
Company Events	Event Planners and Coordinators	Racing Leagues

ENTERTAINMENT ACTIVITY OFFERINGS

The primary entertainment activity and subsequently the primary income source for Full Throttle Indoor Kart Racing™ is the rental of high performance karts where individual and groups can race each other on the track at the same time.   Full Throttle Indoor Kart Racing™ intends to also provide alternative on-site, revenue generating, entertainment activities.

Game table rentals (billiards, foosball, etc.) are a very common complementary activity offered at indoor kart racing facilities.  It is anticipated that we’ll have a dedicated area for use as a game table room.  The game table room could also be equipped with flat panel TV screens for televising sports events.   We plan to allow patrons  to purchase food and drinks and consume them in the game table room.

Full Throttle Indoor Kart Racing™ intends to have an arcade area.  The Company does not intend to own the various arcade games offered to the patrons.  It is the intent of the Company to enter into a revenue share agreement with a supplier of video and arcade games.  A variety of interactive multiple participant racing oriented games, as well as other sports and adventure games oriented toward teen plus age groups, can provide many activities for patrons to use between races.  It is not the intent of Full Throttle Indoor Kart Racing™ to have games targeted at youth and juvenile participants.

INCOME SOURCES
The income sources for Full Throttle Indoor Kart Racing™ are expected to include:

o	Track memberships
o	Kart Race Rentals
o	Food and beverage
o	Video arcade and game table rentals
o	Meeting room rentals for events
o	Retail product sales
o	Sponsorships / Advertising

Track Memberships
The selling of memberships represents a potential income opportunity.  Promotional material on the purchase of membership will be displayed at our registration area and our point of sale counter, such as an offer for discounted pricing or other incentives may be offered from time to time.  We hope to be able to receive $25 for a general adult annual membership with a reduced rate offered for Junior and Kid memberships.  In general, indoor kart racing operations sell adult membership to induce increased participation by allowing members to purchase races at a lower price than non members.  The advantage to us is an additional income sector that facilitates members becoming repeat customers.  This helps to develop brand preference and repeat behavior.

We may elect to offer various membership levels with different attributes.  We may elect to require a special league race membership or license for participation in league racing.  We intend to charge $25 to $50 for this membership or license.

All membership licenses or any other various membership levels with different attributes and any special league race membership or license will have a one (1) year / twelve consecutive months, life span.

Karting Race Rentals
o	Arrive and Drive
The ‘Arrive and Drive’ customer is anticipated to be a walk in customer that is looking to participate for recreational purposes.  The customer may have become aware of Full Throttle Indoor Kart Racing™ from any of a variety of advertising methods.  They could have also attended a prior corporate, group or charity fund raising event held at the facility.  We anticipate adult Arrive and Drive races to beat their greatest activity level in the evenings and weekends.

We anticipate we will be able to offer adult races at a standard rate of $25 per race for non-members and $20 per race for members during peak business periods.  We may apply a sliding rate schedule to stimulate sales during lower business activity periods.  We believe a slightly lower rate for Junior and Kid Kart rentals may be attractive to consumers.  We expect to charge $20 per race for non-members and $17 per race for members.

o	Adult League Races
We believe league racers are often the most dedicated participants.  They may tend to have the highest expectations for the kart maintenance and preparation and could be the most repetitive customers.  Leagues could enable Full Throttle Indoor Kart Racing™ to book races during the week at times that have lower activity periods.  League races can be team based or individual competition.  League races could be organized into multiple classes in order to facilitate and stimulate participation and competition.  Classes could be based on weight, age, gender (men’s, women’s and coed) or skill level.

It is our intent to have league participants required to purchase a league-racing license from the company.  This license could l be used to place the racer in the appropriate racing categories and it is anticipated that this could provide a revenue stream much like memberships.  We expect to charge $20 to $25 for a league-racing license.

o	Junior Racing League
We believe that a junior race league could be promoted as an alternative to traditional sports activities.  While schools are in session, junior races could be held on weekend mornings as well as on a weekday afternoon or evenings to maximize billable events.  Junior race leagues could be expanded during the summer recess period.  As in the adult leagues, classes could be based on weight, age, school, gender (boys, girls, and coed) and / or skill level.  We expect to charge $20 to $25 for a league-racing license.

o	Corporate. Group and Charity Events
It is our intent to target group events for Full Throttle Indoor Kart Racing.  We believe that corporate, group and charity events could become a source of income. For some people, when compared to group activities like golf outings or ball games, Indoor Kart Racing could provide a unique experience and may provide a viable alternative when considering factors such as, time, expense and scheduling.  In addition, we believe participants may find there is more interaction and communication between participants having had an exciting, stimulating and competitive experience in common.  We believe Indoor Kart Racing does not favor physical strength or athletic ability and that could provide a level playing field for all participants to enjoy and compete equally.  Pricing will vary based upon requirements of event.

Video, Arcade and Game Table Rentals
It is our intent to have more than one entertainment activity to enjoy, our customers could recreate before, between and after indoor kart racing. We intend to have video games that are race themed available for our customers on a pay per use basis.  We believe table games such as pool, billiards and foosball will add to our entertainment offering and in some cases could be the primary intended activity of some customers.  We believe rates for these activities will reflect local market rates offered by other businesses with similar activities.

Meeting Room Rentals For Events
In order to facilitate the ability for groups to conduct business meetings, charitable events, or other gatherings, we intend to have meeting rooms equipped with audio visual capability, sound systems, white boards and internet connectivity.  We believe these features will allow groups to plan and hold their gatherings in a professional environment.  We believe that the rental of these meeting rooms could provide income potential from the room rental, catering, meeting support services as well as the use of our racing and game room activities.  Rates for use will be determined based upon needs and requirements of customer.

Retail Product Sales
We believe that there could be incremental income opportunities provided by having retail product offerings.  We anticipate offering a variety of race related merchandise that should appeal to a broad range of customers.

o	Full Throttle Indoor Kart Racing Logoed Apparel
We believe that beyond being a potential income source, logoed apparel could help to build our brand and create a preference for Full Throttle Indoor Kart Racing™.  Individuals wearing Full Throttle logo apparel could promote our business and generate customer awareness.  We intend to offer an assortment of products at various price points.

o	Racing Gear
It is our belief that league or dedicated racing enthusiasts may  prefer to own their own driving suits, helmets, driving shoes, racing gloves, neck roll and equipment bag.  Full Throttle Indoor Kart Racing™ intends to offer for sale high quality racing gear to meet the expectations of a purchaser of these goods.

o	Race Novelty Items (general merchandise)
Racing enthusiasts of all ages purchase racing paraphernalia.  We expect to have racing oriented gift and collectible items.  These might include model race cars, apparel, books and periodicals and other race themed items.

o	Race Karts and Spec Racer League
It is our intent that as Full Throttle’s business model and customer base matures we anticipate the development of a ‘Spec Racer’ league format. The league rules could define specifications for the kart chassis, engine, and tires to be utilized by all racers within the league. Racers could be required to join the league and participate in league only events.

We believe that there may be certain racing enthusiasts would have a preference for owning their own kart.  As such, they could modify its setup within league parameters by adjusting items such as suspension, brakes, gear selection and seat selection.  This would provide them with the ability to tune their kart to their own driving preferences and eliminate disadvantages that they may perceive or encounter versus a random assignment of a kart for their racing session.

It is our belief that a natural business extension for Full Throttle could be the opportunity to sell high performance race karts, parts and services.  Additionally, based upon facility size and design, we could generate additional income for kart storage, use of our setup shop area, and providing maintenance and setup services to those customers.

Food and Beverage
As part of the facility development, it is planned to have a snack bar or restaurant capability.  It is our intent to offer traditional race track fare as well as a selection of healthy choice and heart smart alternatives.  In addition, Full Throttle Indoor Kart Racing™ may seek a license to serve beer and wine to patrons over 21 years of age.  It will be our intent to implement robust policies to comply with local laws and provide for the safety of our customers.

Because Full Throttle Indoor Kart Racing™ is a race themed entertainment destination location there is the potential that a racing themed sports bar or full service restaurant operation could be integrated into the location.

Sponsorship and Advertising
Full Throttle Indoor Kart Racing™ intends to offer multiple sponsorship programs.

o	Kart Sponsorships

We believe racing is the fastest growing spectator sport in America and that it is second only to National Football League.  It is our belief that the sponsor imaging on race cars is both a source of income for the team and a way for companies to promote and reinforce their brands.  Companies could build brand loyalty as fans cheer for their favorite brands.  We also believe the broad array of imaging builds the visual spectacle of racing.

Custom decal kits could be created for our karts. Each kart could have its own specific major sponsor as well as smaller minor sponsors or general sponsor logo placements.  The placement of sponsor logos on the karts may enhance the race environment feel and could offer visibility for participating sponsors and advertisers.  It is our intent that all karts will always have a Full Throttle Indoor Kart Racing™ logo prominently displayed.

o             Drivers Suits Sponsorships

It is our intent to have the Full Throttle Indoor Kart Racing™ driver’s suit serves multiple purposes.  The driver’s suit should reinforce the racing ambiance and the competitive atmosphere.  The driver’s suit could also represent an opportunity for sponsorships and advertising.

o	Large Format Banners
It is our belief that advertising is a function of visual impressions.  We estimate that a typical customer could spend one to two hours per visit.  This could create a substantial opportunity for visual impressions of each sign.

With the large open space nature of an indoor kart racing facility we believe there are numerous potential income opportunities that could be generated from billboard style advertising.  It is our intent to provide large areas for the display of large format printed advertising in the track area.

o	Time Sheets and On Screen Advertising

We believe the Point of Sale and Timing System could also provide an advertising sales opportunity.  Typical timing and scoring systems provide the capability to insert advertising spaces into the race results display.  In addition, the printed time sheets provided to each participant after their session could also have a number of advertising opportunities.  We believe these time sheets may be retained by the participant and shared with others and could increase the number of visual impressions and add to the advertising value.

o	Web Site Links, Email and Electronic Newsletter

In addition to the previously discussed sponsorship and advertising opportunities, the Company intends to explore the potential that could be created from a  web site, direct e-mail, as well as an electronic newsletter provided to members.  These all could create additional opportunities to sell advertising space.

It is our intent to develop pricing for sponsorship opportunities based on criteria such as sponsorship level, logo or add placement, number of karts or drivers suits sponsored and length of agreement.

MARKETING STRATEGY

As of the date of this report, we have not launched our marketing plans because we are dependent upon the proceeds of our public offering which we have not completed as of the date of this report to do so.  All of the following is assuming successful completion of at least the minimum public offering.

Publicity and Promotion
We intend to use publicity and promotional activities to create the necessary exposure to build and reinforce public awareness and brand development as we launch and operate the business.  We intend to implement numerous strategies which could include:
o	Events for specific business or social groups. For example, there are 25 Chambers of Commerce and other economic development organizations in the Denver area
o	Special event races featuring local sports or entertainment figures
o	Collaboration and co-marketing with advertisers and sponsors
o	High profile charitable events
o	Promotion of league racing competitions

o	Local press coverage, press releases, white papers and automotive sports reporters
o	Logoed and imaged clothing, hats and other promotional items
o	Collaboration with E85 fuel producers and promoters on the use of renewable fuels by Full Throttle Indoor Kart Racing Inc.

Advertising
We expect to explore various advertising vehicles and strategies designed to build customer awareness and drive customer visits.  Some of which could include:
o	Local print advertising
o	Radio events and advertising
o	Sports Channel advertising
o	Hotel local attractions display brochures

Internet
We intend to develop an internet site designed to engage our potential and existing customers.   The site could promote our brand and create interest, in Full Throttle Indoor Kart Racing™.

Site development may include:
o	Video clips showing the racing action
o	Facilities pictures
o	Racing event options
o	League racing information
o	On line race purchase
o	Member and league racer standings
o	Lap time rankings by track configuration
o	Testimonials
o	Track layout
o	Kart Information
o	On line product purchases
o	Blog and feedback interface
o	Facebook (social networking interface)
o	Twitter announcements

Our registered domain name is: FullThrottleIKR.com.

Additional registered domain names:
o	Full-Throttle-Kart-Racing.Com
o	Fullthrottleindoorkartracing.Com
o	Fullthrottleindoorkartracingblog.Com
o	Fullthrottlekartracing.Com
o	FTIKR.com

E-Mail To Members
We intend to communicate through e-mail with customers to thank them for their business, inform them of special events and provide incentives for return visits.

FTIKR Newsletter
We may develop an electronically distributed newsletter.  The newsletter could include racer interviews, track news, racing results, special event announcements, track tips, equipment and product updates and promotional offerings.

Signage
We believe that drive by visibility of Full Throttle Indoor Kart Racing™ is an important part of the advertising and marketing mix.  The Company intends to maximize the impact of the signage on our facility.  Other sign opportunities include vehicle wraps, in-mall advertising booths and kiosk displays.

RACING OPERATIONS, KARTS, EQUIPMENT AND DISPLAYS

Point Of Sale and Timing and Scoring System
The ability to have the customer into the seat of a kart and into a race efficiently can maximize customer satisfaction and potential revenue opportunity.  We also believe that it is essential to capture key demographic information, process the transaction and schedule the race in as short a time as possible.

Full Throttle Indoor Kart Racing™ intends to evaluate and select a point of sale system that incorporates multiple stations, with easy to understand and use professional customer welcome kiosks.  This should facilitate increased throughput and data capture as the customer enters the required data and processes the Assumption of Risk Waiver before they interact with the Full Throttle staff to purchase their races.  Full Throttle Indoor Kart Racing™ intends to gather demographic information during this process.  We intend to track individual racer activity and segment these participants using specific demographic information.  This data could be used to maintain ongoing communications with the customers to promote repeat business.

Timing and Scoring
Part of the overall marketing strategy is the continual reinforcement of competition.  We intend to accomplish this by ranking each participant’s driving performance based on each race, day, week and overall year to date results.  Whether a customer is a first time visitor or a seasoned competitor, we believe most people want to know how they performed.  In general, we believe, competitive people want to be ranked.  We believe competitive people will seek to improve, and as such, they will return to the facility to practice and improve their skills. Much like a golfer who pays to practice at a driving range to improve their score, we hope to have our customer return to improve their lap times.  We also believe that competitive people will seek to get others to participate so they can compete.

It is our intent to select a Timing and Scoring System that has integrated into the point-of-sale system a computerized timing system. These timing systems monitor each race, providing race participants with individual lap times and overall race results. These systems work with an electronic transponder in each kart.  Each time a kart passes a fixed location on the track information is electronically fed into the timing system. The resulting data could be displayed on track race displays as well as TV’s throughout the building.  We intend to have these timing and scoring displays visible to racers as well as spectators.  Upon completion of the race, we intend to provide each racer with a score sheet allowing participants to track their progress and compare their performance to other racers.  It is our belief that this should help stimulate competition and additional participation.  The score sheet could also serve as a marketing vehicle for Full Throttle, sponsors and advertisers.

 The Karts

Full Throttle Indoor Kart Racing™ intends to use high performance karts designed specifically for use in indoor kart racing rental operations.  Full Throttle Indoor Kart Racing™ will stress safety.  Constructed of high quality steel tubing, these karts provide optimum protection for the kart and participants. The kart will be fully surrounded with a heavy duty bumper system attached to the kart that is designed to absorb impact from all sides.  Safety will be increased by adding an installed neck protection roll bar, a multiple point seat belt and a rear axle cover.  Other important factors to be considered will be brake system design, maintainability, parts availability, visual appeal, and range of driver fitment.

Full Throttle Indoor Kart Racing™ intends to utilize internal combustion engines fueled with E85.  Prior to selecting these power plants, we considered and investigated the viability of electric powered racing karts.  Based upon our research and actual driving experiences, we believe that internal combustion engines are superior from both a business and experiential perspective.  Our analysis included: initial investment, operational cost, duty cycle / operational duration, environmental impact, hazardous waste management, the ability to run extended race events, fleet size, fleet management, and additional equipment requirements.  Performance characteristics such as: throttle response and modulation, handling, consistent performance, braking capability, lateral G force capability, realism and other visceral qualities that provide the actual racing feel were considered.  Electric karts weigh 33% to 50% more than an equivalent internal combustion engine powered kart.  We believe this excess weight dramatically reduces cornering capability and places tremendous demands on braking capabilities of the karts. We further believe this influences the track design and performance potential of the karts and thus impacts the overall racing experience for the customer.

Kart Fleet Plans.
Our intended kart fleet plan is expected to include three levels of karts:  Adult, Junior and Kid Karts.  Only one type of kart is expected to be on track at the same time:

o             Adult Racing Karts - These are planned be utilized by customers age 16 and up
o             Junior Racing Karts - Junior Karts are intended for girls and boys ages 12 through 15 and is expected to be powered by an engine with reduced horse power engine from the adult karts.  An adult wishing to race with their children will be required to use this kart.
o             Kid Karts -  Kid Karts may or may not be part of the initial rental fleet.  Kid karts are intended for kids from 7 to age 11,  a lower horsepower and smaller chassis kart with adjustable pedals, steering wheel and seat for an optimal seating position for kids are incorporated into our longer-range plans

Kart Maintenance
We intended to employee kart repair and maintenance technicians to perform scheduled preventative maintenance and repairs to the rental fleet.  We intend to have each kart to be tracked individually and an asset activity file to be maintained recording items such as; on track time, maintenance and repair performed, tire usage, lubricants and incident reports.

E85 Fuel
It is the intent of Full Throttle Indoor Kart Racing™ to use of E85 fuel for the karts.  E85 is sustainable and renewable.  By running E85 Full Throttle Indoor Kart Racing™ will place itself at the forefront of renewable biofuel usage.   The use of E85 should also provide for a 5% increase in horsepower development when compared to running on conventional unleaded gasoline.

Barrier System and Track Design
The barrier system defines the track circuit and we believe has a significant customer and operational impact.  It is our belief that the visual appeal of the facility is critical for creating a racing ambience and the perception of speed while racing.  There are two approaches to barrier systems:

The most basic barrier system is the use of discarded tires secured to the floor.  While this method has a lower initial materials cost it has a higher installation cost, lower visual appeal and limits flexibility for modification of the track circuit.

The other method is the use of what we believe is more sophisticated, is a molded barrier systems. We believe molded barrier systems provide the cleanest most professional appearance. These systems are available from a number of manufacturers and are used in both outdoor and indoor track operations.  Full Throttle Indoor Kart Racing™ intends to use a molded barrier system.

While the initial cost of a molded barrier system is higher than a used tire system installation we believe component replacement and track circuit changes will be dramatically simplified.  We believe this facilitates the ability to modify the race circuit for different events and to provide new challenges to attract repeat visits by our customers.  In addition, it is our belief that the range of colors available allows the track to become a significant element in creating the overall ambiance that in turn creates a positive energy and image.  We also believe these colorful barrier systems communicate a level of professionalism.

We believe a 50,000 square foot facility would house a single track, in a road race configuration designed with curves and straightaways.  It is also our opinion that a facility of 70,000 square feet or more could enable Full Throttle to have a second track. It is our intent to have the track  constructed using existing concrete floors or asphalt floor and bordered on all sides with a bumper barrier system designed to maximize the safety of the drivers, minimize damage to the karts, and reduce construction costs while allowing for flexibility in track reconfiguration.  Our intent is to have a track between 1/4 to 1/3 mile in length, with track widths up to 20 feet wide or more as required and have the ability  to accommodate up to 16 karts on track simultaneously.  The intent is to have a facility layout and design with an open floor plan to allow spectators to observe the racing action with little obstruction.

Safety Equipment
Full Throttle Indoor Kart Racing™ intends to require and provide equipment for safe racing including abrasion resistant driver suits, helmets and neck braces.  The driver suits provided by Full Throttle Indoor Kart Racing™ are intended to go on directly over street clothing.  It is our intent to advise customers that skirts and dresses are not recommended apparel for racing events and that closed toe shoes are to be worn while customers are participating in racing events.

Customers may bring in their own equipment if it meets or exceeds Full Throttle Indoor Kart Racing™ standards. Full Throttle Indoor Kart Racing™ intends to offer for retail sale all appropriate equipment for indoor kart racing.

Air Quality Management
We intend to use carbon monoxide and carbon dioxide sensor systems incorporated into the air handling system.  At its most basic level, the system would increase airflow exchange based on the quality of air within the track area.  We intend for the system to be designed to meet the requirements as defined by the local indoor air quality management governing body.

Race Car and Race Memorabilia Displays
Adding to the race theme ambiance is the display of race vehicles and race related memorabilia.  The presence of high performance vehicles and race cars reinforces and helps build the customers feeling of being at and participating in a real racing event.   Companies in the business of building and servicing race vehicles, selling high performance vehicles as well as auto race club associations may be willing to provide display vehicles in consideration for its promotional value.  In addition we intend to display automotive racing memorabilia, artwork and collectables to add to the racing character of the facility.

ITEM 1A  RISK FACTORS

When considering the merit of this proposed business venture please consider carefully that the purchase of the common stock of Full Throttle Indoor Kart Racing™ (Full Throttle) involves a number of significant risks and other important factors, relating to investments in general and relating to the operational and other objectives of Full Throttle Indoor Kart Racing™.

Investment in the common stock of Full Throttle is speculative and involves a high risk of loss.  The common stock should be considered for purchase only by persons of substantial means who have no need for liquidity with respect to this investment and who can bear the economic risk of a total loss of their investment.

In considering the purchase of the common stock, prospective investors should consider the following risk factors:

RISKS RELATED TO OUR BUSINESS

Report of Independent Registered Public Accounting Firm
The report of independent registered public accounting firm advises potential investors that it assumes the company will continue as a going concern but that the Company has limited operating history and has suffered operating losses since inception which raises substantial doubt about the Company’s ability to continue as a going concern without a successful offering.  Read the Report of Independent Registered Public Accounting Firm and Notes to Financial Statements.

Development Stage Company; No Operating History
Full Throttle is a new business.  Full Throttle’s operations are subject to all risks inherent in the establishment of a new business enterprise and the development and marketing of a new upscale entertainment facility.  The likelihood of the success of Full Throttle must be considered in light of the problems, expenses, complications, and delays frequently encountered in connection with the formation of a new business.  To date, Full Throttle has no operating locations and has generated no revenues.  In order to generate revenue, it will be necessary for Full Throttle to establish operations, market its entertainment offerings and commence operations.  As of May 31, 2011, our net loss from inception has been $74,712 and we have $10,381 in cash.

Because Full Throttle has no operating history, it is difficult to predict the future performance of Full Throttle
Full Throttle was incorporated in July 2009, has no operational facilities and, therefore, has limited operating and financial history available to help stockholders evaluate its past performance. Moreover, Full Throttle’s limited historical financial results may not accurately predict the future performance of Full Throttle. Companies in their initial stages of development present substantial business and financial risks and may suffer significant losses. As a result of the risks specific to Full Throttle’s new business and those associated with new companies in general, it is possible that we may not be successful in implementing our business strategy.

We Will Incur Expenses as a Public Company
As a public company Full Throttle will incur legal and accounting expenses with respect to compliance with Securities and Exchange Commission reporting.  We estimate these expenses to be $50,000 per year.  Our officers have limited experience in running a public company and will rely upon our directors, legal counsel and third party consultants as necessary.  Such additional expense will increase the amount of revenue required to achieve profitability.

Status of Project Development
Full Throttle has a fully developed business plan and has identified a number of potential locations for consideration for Full Throttle Indoor Kart Racing™.  Full Throttle is reviewing specific sites as to suitability and intends to approach the building owners with a letter of interest and a proposed lease structure.  There can be no assurance of acceptance of the proposed lease or approval of zoning at this time.  Furthermore, a final commitment to any lease, purchase of equipment and final presentations to city council pursuant to zoning approval is dependent upon the successful capitalization of the project.

We are dependent on our Chief Executive Officer, the loss of whom could significantly harm our business and operations
Full Throttle depends on the efforts of our President and Chief Executive, Richard Herrera. The loss of Mr. Herrera could materially and adversely affect the business, financial condition and results of operations of Full Throttle.

Our future growth and profitability will depend to a great extent upon the effectiveness and efficiency of our marketing expenditures to:

o	locate and develop our facility;

o	create awareness of our facility;

o	identify the most effective and efficient level of spending in each market, media and specific media vehicle;

o	determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures;

o	effectively manage marketing costs (including creative and media) in order to maintain acceptable customer acquisition costs; and

o	select the right market, media and specific media vehicle in which to advertise.

The market for indoor kart racing is relatively new in the United States and competes with a multitude of recreational and entertainment options.  We may not be able to effectively drive market interest and acceptance
A limited number of similar indoor kart racing businesses exist in the United States and information on their market acceptance and sales is limited.  However the market for recreational and entertainment options is well developed and highly varied.   We may not be able to attract customers to a new form of entertainment and thereby compete effectively with long established competitors.  Most of our non-karting competitors have long operating histories, significantly greater existing user bases and//or financial and/or other resources than we do.

Entertainment expenditures by individuals are dependent on discretionary income
The current or a future economic downturn may cause a reduction in discretionary income for our potential customer base.  As such, individuals and/or groups may not be able to, or be as willing to make entertainment related expenditures.  This could affect the overall financial performance of the company negatively.

The use of our products and services involves product liability and other risks
Like other companies that sell recreational activities, Full Throttle faces an inherent risk of exposure to liability claims if the activity results in illness or injury.  The successful assertion or settlement of a claim or a significant number of insured claims could harm Full Throttle by adding costs to the business and by diverting the attention of senior management from the operation of the business.  Full Throttle may also be subject to claims that its activities and/or products:

o	cause exposure to contaminants
o	are improperly labeled
o	have inadequate instructions or inadequate warnings

While we intend to obtain liability insurance, litigation, even if not meritorious, is very expensive and could also entail adverse publicity for Full Throttle, thereby reducing revenue and operating results.

Possible Injury or Death
Operating any motor vehicle involves some inherent risk. Operating a motorized vehicle in a competitive wheel to wheel racing format increases the exposure to injury to the participants. Injury or death could result in the event of an accident. Health ailments, whether known or unknown to the participant, could be triggered from the high intensity and the physical demands of the activity. These could result in injury or death. Pregnant individuals could risk complications to themselves and their unborn fetus, including death, as a result of their participation.

Company may not be Able to Obtain Sufficient Insurance Coverage
Full Throttle may not be able to obtain sufficient liability insurance coverage at favorable rates or may incur insurance requirements that may be financially prohibitive.  Until Full Throttle is adequately capitalized and has formed and then solicits for insurance quotes there is no certainty of obtaining coverage.

We may not successfully manage our growth
Full Throttle’s success will depend upon the development and expansion of our operations and the effective management of our growth, which could place a significant strain on our management and administrative, operational, and financial resources. To manage this growth, should there be growth, it is likely we would need to expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel.  If we were unable to manage our growth effectively, our business could be harmed.

Full Throttle Indoor Kart Racing™ may not be aware of potential competitors
We are entering an open market where there is no exclusivity for concept or market area served.  There can be no assurance that other individuals or groups are not working on a similar project with the same or similar scope as Full Throttle Indoor Kart Racing™ with intentions to operate in the same market area.  In as much as there is no requirement for others to reveal their business plans with Full Throttle we may find that potential competitors are either planning to open operations or will be operational before Full Throttle Indoor Kart Racing is operational or choose to enter the market at some time in the future.

Full Throttle may need additional financing to continue and grow operations.  Such financing may not be available on acceptable terms
 Full Throttle may need to raise additional funds to fund our operations or grow our business. Additional financing may not be available on terms or at times favorable to us, or at all.  If adequate funding is not available when required or on acceptable terms, Full Throttle may not be able to continue and/or grow its operations.  In addition, such financing transactions, if successful, may dilute the relative value of our stock. If that were to happen, it could potentially lead to the issuance of securities with rights, preferences, and other characteristics superior to those of the common stock and, in the case of debt financings, could subject Full Throttle to covenants that restrict its ability to freely operate its business.

The location and facility will be subject to local zoning standards
Full Throttle may not be able to obtain zoning for its operations.  Zoning for any location falls under auspices of local city or county governments.  Even with initial approval for use in a given location there can be no guarantee that zoning approval may be rescinded based on a determination that the location may have greater value to the community utilized by a business deemed to be a greater use.

The recreational activity industry is subject to governmental regulation that could increase in severity and hurt results of operations
The recreational activity industry is subject primarily to state and local governmental regulation relating to the operation of facilities, employment, age restrictions and pollution control, including air emissions. If state, or local regulation of the industry increases for any reason, then Full Throttle may be required to incur significant expense, as well as modify its operations to comply with new regulatory requirements, which could harm operating results. Additionally, remedies available in any potential administrative or regulatory actions may require Full Throttle to refund amounts paid by all affected customers or pay other damages, which could be substantial.  Any such determination could have a material adverse effect on our business, financial condition and results of operations. Under environmental laws, we are exposed to liability primarily as an owner and operator of real property, and as such, we may be responsible for the clean-up or other remediation of contaminated property. Environmental laws and regulations can change rapidly and we may become subject to more stringent environmental laws and regulations in the future that may be retroactively applied to earlier events. In addition, compliance with more stringent environmental laws and regulations could involve significant capital investments.

Fuel cost could rise astronomically or rationing may occur
Full Throttle intends to utilize internal combustion engines fueled with E85.  There is the possibility that fuel shortages may occur in the future that may escalate prices beyond Full Throttle’s ability to maintain profitability or rationing may create a scenario in which Full Throttle cannot economically operate its fleet to make a profit.

Regulation on Release of Carbon could affect operations
There is no known legislation or rules regarding this subject.  If regulation on the release of carbon into the atmosphere is enacted we do not know how it would affect this industry.

State issued vehicle operator’s license may become mandated by the state or insurance agencies
State or insurance agencies could mandate that only individuals that have current state issued vehicle operators’ licenses will be allowed to operate karts.  If this requirement were to be implemented the income potential of Full Throttle could be impaired and result in lower income revenues and financial performance of Full Throttle.

Our business model is not protected by patents or registered copyrights and, as a result, our competitors may be able to copy our business model to compete against us
We do not have any patents or exclusive licenses regarding our business model or the karts we intend to purchase.  It is our intent to have all of our personnel sign confidentiality agreements with Full Throttle as a condition of employment.  Pursuant to those agreements, our employees must agree to keep confidential and not use our trade secrets except to the benefit of Full Throttle.  We plan to use appropriate copyright notices with our promotional materials.  Despite these efforts, it may be possible for our competitors or customers to copy aspects of our business model.  This could have a material adverse effect on our business, financial condition, and results of operations.

There is no guarantee that Karts and repair parts will be available
Full Throttle does not manufacture karts.  We intend to source complete units as well as service and repair parts from companies specializing in the manufacture of Karts.  Our sources could cease manufacturing and, if no alternatives are available in the market place, complete Kart units and repair parts could become unavailable or prohibitive in cost.

RISKS ASSOCIATED WITH INVESTING IN OUR COMMON SHARES

Sale of offering proceeds shall be deposited with the Escrow Agent
Monies or funds used to subscribe to Full Throttles Indoor Kart Racing Inc., public offering which we have not completed as of the date of this report will be held in a non interest bearing escrow account until the minimum offering of $1,900,000 is raised.  Subscriptions are irrevocable.  The funds will earn no interest and will not be liquid during this period.  Individuals needing funds to be liquid are reminded to take this fact into consideration before investing in this offering.

There is no established trading market for our common shares, and there can be no assurance that an established trading market will develop.

If a trading market for our common shares does develop, trading prices may be volatile
In the event that a trading market develops for our common shares, the market price of such shares may be based on factors that may not be indicative of future market performance. Consequently, the market price of our shares may vary greatly. If a market develops for our shares develops in the future, there is a significant risk that our share price may fluctuate dramatically in response to any of the following factors, some of which are beyond our control:

o	variations in our quarterly operating results;

o	announcements that our revenue or income/loss levels are above or below analysts’ expectations;

o	general economic slowdowns;

o	changes in market valuations of similar companies;

o	announcements by us or our competitors;

o	acquisitions, strategic partnerships, joint ventures or capital commitments.

Because we became public by means of a “self underwritten offering”, we may not be able to attract the attention of major brokerage firms
Additional risks may exist since we intend to become public through a “self underwritten offering.”  Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common shares.  No assurance can be given that brokerage firms will want to assist us in establishing a public trading market or conduct any secondary offerings on behalf of our company in the future.

Our common shares may be considered a “penny stock” and may be difficult to sell
The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Any subsequent market price of our shares, if an active trading market develops, may be less than $5.00 per share and, therefore, it may be designated as a “penny stock” according to the Commission’s rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our shares and may affect the ability of investors to sell their shares.

We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTC Bulletin Board or in the Pink Sheets, which could affect our stockholders’ ability to access trading information about our common stock
The OTC Bulletin Board and the OTCMarkets.com are each separate and distinct from the Nasdaq Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange.   Although the OTC Bulletin Board is a regulated quotation service operated by the Financial Industry Regulatory Authority (FINRA), that displays real-time quotes, last sale prices, and volume information in over-the-counter (“OTC”) equity securities like our common stock, and although OTCMarkets.com is an Internet-based, real-time quotation service for OTC equities for market makers and brokers that provides pricing and financial information for the OTC securities markets, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on either the OTC Bulletin Board or in the Pink Sheets. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could affect our stockholders’ ability to access trading information about our common stock. Additionally, we are required to satisfy the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). If we fail to do so, our shares may no longer be quoted on the OTC.  Assuming completion of at least the minimum offering and our remaining current in our SEC reporting, we intend to solicit broker-dealers for an interest in making a market for our common stock by initiating quotations.  We will rely upon referrals from our board of directors to identify possible market makers.  However initiating quotations can be a difficult and time consuming process for the broker-dealer who is prohibited from accepting any compensation for initiating quotation.  As a result, there can be no assurance that we will be successful at attracting a broker-dealer to serve as an initial market maker.

It is uncertain whether we will ever pay dividends
We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.  The future payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors, that the Board of Directors of Full Throttle may consider relevant.

We currently and intend to continue to have a staggered Board of Directors.  As such it might take time and may be difficult to change the board.
We currently have three classes of director.  Each class of director is intended to hold a 4-year term.  Terms for each class of director commence and end in accordance with the following schedule.  After which, each class is intended to have a 4-year term.

Class	Commencing	Term Ends
I	August 1, 2009	July 31, 2013
II	August 1, 2009	July 31, 2014
III	August 1, 2009	July 31, 2015

The members of the Board of Directors shall be elected at the annual meeting of shareholders and shall hold office until the end of their term at the next succeeding annual meeting, or until their successors shall be elected and shall qualify.

ITEM 1B   UNRESOLVED STAFF COMMENTS

As a smaller reporting Company, the Company is not required to include this Item, however there are no such unresolved staff comments.

ITEM 2.   DESCRIPTION OF PROPERTIES

As of October 31, 2011, we have not leased a property for operations.  Our executive office is provided by our CFO without cost.

ITEM 3.   LEGAL PROCEEDINGS

We are not party to any legal proceedings and we have received no threats of such proceedings

ITEM 4.   REMOVED AND RESERVED

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of October 31, 2011, our common stock is not posted for trading on any market and does not have a trading symbol.

As of October 31, 2011, we have seven shareholders of record of our common stock all of which are our officers and directors.

No dividends on outstanding common have been paid within the last two (2) fiscal years or during any interim periods. We do not anticipate or intend to pay any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by	0	0	0
security holders

Equity compensation plans not	0	$0	10,000
approved by security holders

Total	0	$0	10,000

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting Company, the Company is not required to include this Item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Except for historical information, the information contained in this report contains “forward-looking” statements. These forward-looking statements include, but are not limited to, statements about our industry, plans, objectives, expectations, intentions and assumptions and other statements contained in the report that are not historical facts. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, including those described in this “Risk Factors” section, our actual operating results and financial performance may prove to be very different from what might have predicted as of the date of this report or the dates of our reports filed with the SEC, as the case may be. The risks described herein address some of the factors that may affect our future operating results and financial performance.

Actual results and timing of events could differ materially from those anticipated in these forward-looking statements and as a result of a number of factors, including those discussed in the “Risk Factors” section of this report.

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

Liquidity and Capital Resources
We are a startup company in the development stage and do not have sufficient funds to execute our plan. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.  Our plan to raise funds is to conduct the public offering pursuant to the prospectus dated June 1, 2011 for the sale of 190,000 to 350,000 shares of our common stock at $10 per share to generate sufficient capital to select and develop our location and then commence operations.  As of May 31, 2011 we had cash reserves of $10,381.

Our losses since inception on July 10, 2009 through the fiscal year ended May 31, 2011 are $76,224.   Our most significant expenses for the fiscal year ended May 31, 2010 were professional fees for legal and accounting expenses of $4,150 which includes stock based compensation of $1,500 to our chief financial officer and $1,000 to outside legal counsel.  For the fiscal year ended May 31, 2011 our most significant expenses were professional fees for legal and accounting expenses of $31,503.  Our current burn rate has been $3,000 or less per month.  Our current burn rate of cash resources will allow us to remain solvent throughout the offering period but we will not be able to execute our business plans and commence operations without the raising of capital from the offering.     If we are unable to raise funds from this offering we will not be able to move forward and commence operations.

Plan of Operations
Full Throttle Indoor Kart Racing™ is a start-up business in the development stage.  Assuming successful completion of capital formation we will execute our business plan.  It is anticipated that it will take us a minimum of six months to complete setup of facilities and equipment and obtain a certificate of occupancy.  Upon receipt of certificate of occupancy Full Throttle expects to commence operations.  The table below reflects the steps we will take and the estimated weeks to become operational and begin generating revenue.    The second table reflects our use of offering proceeds for each of the milestones shown.

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

Milestone to Opening and Revenue Generation	Weeks to Begin and Completion of Milestone

President Salary	1 and going forward
Lease Agreement/Zoning Approval/ Business Licenses, Offering Expenses	1-8
Interior Design Development and Approval	1-7
City Council Approval	1-8
Order karts and equipment/ Build (8-12 weeks) Delivery (4-5 weeks) Retail Inventory	9-25
Build Out to Suit	9-27
Marketing of Sponsorships and Events	9 and going forward
Marketing to Potential General Consumer and Customers	9 and going forward
Membership Pre-Opening Sales	20-28
Facilities Interior, Timing and Scoring, Audio Visual Equipment and Track Setup	20-26
Operations Pre-Open Process and Procedures Test Runs of Systems	9-28
Web Site Development	9-28
Setup Shop and Test Karts	24-28
Manager Start	18 and going forward
Hire Maintenance and Repair Technicians	22 and going forward
Hire and Train Staff, Contingency	26-28

Steps to Commencing Operations and Generating Revenue
Assuming successful completion of the public offering, we anticipate taking the following steps to achieve our major milestones, commence operations and begin generating revenue.  The approximate time frames for these Milestones are set forth in the above table.

Lease Agreement / Zoning Approval/ Business Licenses, Offering Expenses / City Council Approval
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

Pursuant to maximum offering being reached it is anticipated that the snack bar / restaurant will be fully open upon commencement of operations and able to serve all items offered on its menu as well as an assortment of beverages.  We may offer introductory promotions for a combination of race rental, food and beverage.  We anticipate snack bar/restaurant revenue to closely correlate to the number of kart rental customers in any given period.

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

Pursuant to maximum offering being reached we anticipate event and meeting room rentals; sponsorship, advertising; and track membership revenue to develop over time as we establish repeat clientele and our presence in the community.

Milestone Expenditures from Offering Proceeds	Min. Offering $1,900,000	Max. Offering $3,500,000
Offering Expenses	$37,750	$37,750
President Salary	$50,000	$50,000
Hire Managers and Staff / Human Resources Services	$20,700	$32,000
Hire Maintenance and Repair Technicians	$6,550	$8,250
Legal / Bus Permits / licenses	$10,500	$13,000
Kitchen, Sports Bar, Conference Rooms	$0	$650,000
Lobby, Restrooms, Driver Orientation, Locker Rooms, Shop	$449,000	$449,000
Interior & Exterior Design and Approval	$73,000	$123,000
Kart Fleet / Service Parts	$197,000	$380,000
Tools, Fuel and Maintenance Equipment	$23,000	$28,000
Drivers Suits / Helmets / Uniforms / Furniture	$49,000	$104,000
Retail Inventory	$7,500	$25,000
Decorate Facility	$30,000	$150,000
Track Barrier System, Track Area Setup and Fencing Setup	$420,000	$420,000
Timing and Scoring / Audio Visual	$110,000	$110,000
Race Playback / Conference Room Equipment	$0	$280,000
Web Site Development	$5,000	$25,000
Advertising and Publicity	$10,000	$25,000
Signage	$15,000	$15,000
Utilities / Insurance / Contingency	$186,000	$275,000
Working Capital to Fund Ongoing Operations	$200,000	$300,000

We believe the $200,000 allocated to working capital will provide us the necessary liquidity needed for the first two quarters of operations under the minimum offering and the $300,000 allocated to fund ongoing operations will provide us the necessary liquidity needed for the first three quarters of operations under the maximum offering.   Full Throttle Indoor Kart Racing™ is a startup company in the development stage.  Full Throttle does not anticipate being profitable within the first 12 months of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Business Issuer, we are not required to include this Item.

ITEM 8.     FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at May 31, 2011 and May 31, 2010	F-3

Statements of Operations for the year ended May 31, 2011, the period from
July 10, 2009 (inception) through May 31, 2010, and for the period from
July 10, 2009 (inception) through May 31, 2011	F-4

Statement of Changes in Shareholders' Equity for the period from July 10, 2009
(inception) through May 31, 2010 and for the year ended May 31, 2011	F-5

Statements of Cash Flows for the year ended May 31, 2011, the period from
July 10, 2009 (inception) through May 31, 2010, and for the period from
July 10, 2009 (inception) through May 31, 2011	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Full Throttle Indoor Kart Racing, Inc.:

We have audited the accompanying balance sheets of Full Throttle Indoor Kart Racing, Inc. (“the Company”) as of May 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Full Throttle Indoor Kart Racing, Inc., as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Borgers & Cutler CPAs PC

Borgers & Cutler CPAs PC
Denver, CO
October 31, 2011

Full Throttle Indoor Kart Racing, Inc.
(A Development Stage Company)
Balance Sheets

	May 31, 2011	May 31, 2010
	(Unaudited)	(Derived from audited
		financial statements)
Assets

Cash	$10,381	$89,086
Property and equipment, net of accumulated depreciation
of $2,084 and $-0-, respectively	18,393	6,142

	$28,774	$95,228

Liabilities and Shareholders’ Equity

Liabilities:
Accounts Payable	$688	$2,304
Total liabilities	688	2,304

Shareholders’ equity (Notes 2 and 3):
Common stock, $.0001 par value; 25,000,000 shares authorized,
160,000 (unaudited) and 160,000 shares issued and
outstanding, respectively	16	16
Additional paid-in capital	104,294	103,994
Deficit accumulated during development stage	(76,224)	(11,086)

Total Shareholders’ Equity	28,086	92,924

	$28,774	$95,228

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development Stage Company)
Statements of Operations

	For The Year Ended	July 10, 2009 (Inception) Through	July 10, 2009 (Inception) Through
	May 31, 2011	May 31, 2010	May 31, 2011

Revenue	$—	$—	$—

Operating expenses:	1,562	1,000	2,562
Rent (Note 2)
Professional fees, including stock-based
compensation totaling $-0-, $-0-, $-0-,
$-0-, and $2,500, respectively	31,503	4,150	35,403
Organization costs, including stock-based
compensation totaling $-0-, $-0-, $-0-,
$-0-, and $510, respectively	16,956	5,445	21,947
Other general and administrative expenses	15,117	491	16,312

Operating loss	(65,138)	(11,086)	(76,224)

Income tax provision (Note 4)	—	—	—

Net loss	$(65,138)	$(11,086)	$(76,224)

Basic and diluted loss per share	$(0.41)	$(0.11)

Weighted average number of common
shares outstanding	160,000	100,000

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Balance, July 10, 2009 (inception)	—	$—	$—	$—	$—

July 2009, common stock issued to president/founder
for services, $.0007 per share (Note 2)	70,000	7	503	—	510
July 2009, common stock issued to corporate counsel
for services, $.0067 per share (Note 3)	15,000	1	999	—	1,000
August 2009, common stock issued to officer/director
for services, $.01 per share (Note 2)	15,000	2	1,498	—	1,500
March and April 2010, common stock sold to
directors, $.1667 per share (Note 2)	60,000	6	99,994	—	100,000
Office use contributed by officers/
directors (Note 2)	—	—	1,000	—	1,000
Net loss for period ending May 31, 2010	—	—	—	(11,086)	(11,086)
	160,000	16	103,994	(11,086)	92,924

Office use contributed by officers/
directors (Note 2) (unaudited)	—	—	300	—	300
Net loss for the year ended
	—	—	—	(65,138)	(65,138)

Balance, May 31, 2011	160,000	$16	$104,294	$(76,224)	$28,086

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For The Year Ended	July 10, 2009 (Inception) Through	July 10, 2009 (Inception) Through
	May 31, 2011	May 31, 2010	May 31, 2011

Cash Flows from operating activities:
Net loss	$(65,138)	$(11,086)	$(76,224)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,084	-	2,084
Stock-based compensation	—	3,010	3,010
Contributed rent (Note 2)	300	1,000	1,300
Changes in operating assets and liabilities:
Accounts payable	(1,616)	2,304	688
Net cash used in
operating activities	(64,370)	(4,772)	(69,142)

Property and equipment purchases	(14,335)	(6,142)	(20,477)
Net cash used in
investing activities	(14,335)	(6,142)	(20,477)

Proceeds from sale of common stock	—	100,000	100,000
Net cash provided by
financing activities	—	100,000	100,000

Net change in cash	(78,705)	89,086	10,381

	89,086	—	—

	$10,381	$89,086	$10,381
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$4	$—	$4

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development Stage Company)
Notes to Financial Statements

(1)  Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

Full Throttle Indoor Kart Racing, Inc. (referenced as “we”, “us”, “our” in the accompanying notes) was incorporated in the State of Colorado on July 10, 2009.  We were organized to engage in the business of providing a race-themed entertainment venue.  We have not earned any revenue since our inception, and we did not own any inventory at May 31, 2011.

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

During the period from inception through May 31, 2011, we have sold common stock to insiders in order to raise capital to build our facility and commence revenue-producing operations.  However, as of May 31, 2011, we have not yet built the facility nor have we engaged in revenue-producing operations.  In the longer term, we plan to raise the necessary capital to build our facility, begin revenue producing operations and eventually be profitable.  There is no assurance that we will be successful in raising the capital required to develop our operations or that we will attain profitability.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to meet our obligations on a timely basis, and, ultimately to attain profitability.

Our management believes that the accompanying audited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows for the periods presented.

Development Stage Company

We are in the development stage in accordance with the Accounting and Reporting by Development Stage Enterprises Topic of the Financial Accounting Standards Board’s Accounting Standards Codification (FASB ASC 915).

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at May 31, 2011 and May 31, 2010.

Full Throttle Indoor Kart Racing, Inc.
(A Development Stage Company)
Notes to Financial Statements

Property, Equipment and Depreciation

Property and equipment are stated at cost.  Our fixed assets are depreciated using the straight-line method over their estimated useful lives (estimated between three and five years), once placed into service.  We placed the Sodi Kart into service during the first quarter of our May 31, 2011 fiscal year.

Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred.  The cost and related accumulated depreciation of equipment sold or otherwise disposed of are removed from the accounts and any gain or loss will be recorded in the year of disposal.

Financial Instruments

Our financial instruments consist of cash, accounts payable and accrued liabilities.  At May 31, 2011 and May 31, 2010, the fair value of our financial instruments approximates book value due to the short-term maturity of the instruments. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

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

Earnings (Loss) per Common Share

We report loss per share using a dual presentation of basic and diluted loss per share.  Basic loss per share excludes the impact of common stock equivalents.  Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At May 31, 2011 and May 31, 2010, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Income Taxes

We account for income taxes as required by the Income Tax Topic of the FASB ASC 740, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Full Throttle Indoor Kart Racing, Inc.
(A Development Stage Company)
Notes to Financial Statements

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded under ASC 740 (formerly FIN 48).

Fiscal Year-end

The Company operates on a May 31 year-end.

(2)   Related Party Transactions

During the period from August 1, 2009 through August 31, 2010, we received office space from our CFO at a rate of $100 per month.  Rent expense totaled $1,300 for the period from July 10, 2009 (inception) through August 31, 2010.  These amounts have been recognized as Additional paid-in capital, contributed by the CFO for the periods presented.

Effective July 10, 2009, we issued 70,000 shares (post-split) of our common stock to our founder/president in exchange for the acquisition by the Company of all of the rights, title and interest in and to the Full Throttle Indoor Kart Racing Business and Capital Formation Plan that he had prepared. The transaction was recorded at fair value, as determined by the Board of Directors, totaling $510.

Effective August 20, 2009, we issued 15,000 shares (post-split) of our common stock to our CFO in exchange for provision of general financial services in the capacity of CFO of Full Throttle Indoor Kart Racing, Inc. during the development and initial start-up of the company. The transaction was recorded at fair value, as determined by the Board of Directors, totaling $1,500.

During March and April 2010, we sold 15,000 shares (post-split) of our common stock to four directors for $25,000 each ($1.67 per share; post-split), resulting in total proceeds of $100,000.

(3)  Shareholders’ Equity

On July 11, 2009, we issued 15,000 shares (post-split) of our common stock to our attorney in exchange for services related to the development of the company. The transaction was recorded at fair value of the services rendered, totaling $1,000.

On April 18, 2011, our Board of Directors and shareholders approved a 1 for 10 reverse stock split of our common stock.  The reverse stock split reduced the number of common shares issued and outstanding from 1,600,000 down to 160,000.  Shares issued prior to April 18, 2011 have been retroactively restated to reflect the impact of the reverse stock split.

Full Throttle Indoor Kart Racing, Inc.
(A Development Stage Company)
Notes to Financial Statements

(4)  Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	May 31,	May 31,
	2011	2010

U.S. Federal statutory graduated rate	15.00%	15.00%
State income tax rate,
net of federal benefit	3.94%	3.94%
Permanent differences	-0.10%	-1.71%
Net operating loss for which no tax
benefit is currently available	-18.85%	-17.23%
	-0.01%	0.00%

At May 31, 2011, deferred tax assets consisted of a net tax asset of $13,901 due to operating loss carryforwards of $63,326 which was fully allowed for in the valuation allowance of $13,901.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the year ended May 31, 2011 totaled $11,991.  The net operating loss carryforward expires through the year 2031.

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

ITEM  9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 22, 2011, our board of directors dismissed our previous independent accountant, Cordavano & Honeck. (hereafter “C&H”).

The report of C&H regarding the Company’s financial statements for the fiscal years ended May 31, 2010 did not contain any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to uncertainty as to the Company's ability to continue as a going concern.

During the year ended May 31, 2010 and during the period from May 31, 2010 through to August 22, 2011, the date of dismissal, there were no disagreements with C&H on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of C&H would have caused it to make reference to the subject matter of the disagreements in connection with its report.  Also since May 31, 2010 through August 22, 2911 there were no events required to be reported pursuant to Item 304(a)(1)(v) of Regulation S-K.

We provided C&H with a copy of our Amended Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission on October 18, 2011, and requested that C&H furnish us with a letter addressed to the Commission stating whether it agrees with the statements made by us in the Current Report, and if not, stating the aspects with which it does not agree. The letter provided by C&H is attached to the Amended Current Report on Form 8-K.

Also on August 22, 2011, our Board of Directors approved the engagement of  Borgers & Cutler CPAs, PC  independent registered accountants, as our independent accountant following the dismissal of C&H.  Prior to the engagement of Borgers & Cutler, the Company has not consulted with said firm regarding either:

(a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Morrill concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

 (b) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K), or a "reportable event" (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. This is because a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with generally accepted accounting principles, including those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended May 31, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures were not effective as of May 31, 2011. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe the weakness in our internal controls are due to the minimal activity, low materiality and potential deficiency prior to completion of our public offering.  It is our intention to implement comprehensive internal controls during the current fiscal quarter.

Our independent public accountant has not conducted an audit of our controls and procedures regarding internal control over financial reporting and expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table shows our executive officers and directors of Full Throttle Indoor Kart Racing™, and their ages as of September 12, 2011, and their relationship with Full Throttle Indoor Kart Racing™.

Name	Age	Position		Held Position Since
Richard Jay Herrera	57	President /CEO/Founder/Director	- Class III	Aug-09
Mark Ryan	54	Director/Chairman of the Board	- Class III	Aug-09
Lance Sedlak	47	Director	- Class II	Aug-09
Tim Cousineau	57	Director / Secretary	- Class II	Aug-09
Will Sumners	49	Director / Treasurer	- Class I	Nov-09
Larry Kopf	51	Chief Financial Officer		Aug-09

 Directors will serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing Directors.

In order to provide continuity and stability in management, we have chosen to have a staggered board.   We have three classes of director.  Terms for each class of directors commence and end in accordance with the following schedule. After which, each class will have a 4 year term.

Class	Commencing	Term Ends
I	August 1, 2009	July 31, 2013
II	August 1, 2009	July 31, 2014
III	August 1, 2009	July 31, 2015

The members of the Board of Directors shall be elected at the annual meeting of shareholders and shall hold office until the end of their term or until their successors shall be elected and shall qualify.

Principle Occupation of Executives and Directors
The following discussion provides information concerning the backgrounds and business experience of the named individuals, all of whom will be serving in such capacities are as described below.

Richard Jay Herrera
President/CEO/Founder
AMERCO Advisory Board	(March 2007 to present)
Currently Richard serves on the Advisory Board for the AMERCO Board of Directors.  AMERCO is a publicly traded company and parent company of U-Haul International.
AMERCO Board of Directors U-Haul Board of Directors	(served from 1993 to June 2001) (served from 1990 to June 2001)
Executive Vice President/Marketing and Sales Manager	Eastern Seaboard Packaging, Inc.2003 to 2005
Responsibilities:  Program creation and development, identified markets, profile customers, defined product mix, and established goals and budgets.  Developed, communicated and facilitated execution of programs, policies and procedures.  Reorganized sales department, defined sales territories; established responsibility and accountability for accounts and sales performance, restructured compensation, actively made sales calls, worked with and mentored sales force, oversaw national account activity and pricing, key account management.

Richard is an avid racing enthusiast and has participated in many forms of amateur automotive racing.  Richard has been a course worker, race team crew-member and has driven many race car variants.  As a result, Richard has an informed opinion on expectations of race participants.

Mark Ryan
Director/ Chair
Mark has been the owner of Ryan 5 Corp. in Littleton CO since 2005. Ryan 5 is a recruiting company providing career placements and executive searches.   Mark is current Chair of the South Metro Denver Chamber of Commerce.

From 1986 through 2004, Mark was employed by Charles Schwab & Company.  During his tenure with Schwab he was employed in various capacities from Business Development Specialist through Senior Vice President of Retail Client Services.

Mark is a member of the Board of Directors for the South Metro Denver Chamber of Commerce, past Vice Chairman and Chair of the Small Business Development Center (chamber and state organization), Chairman of the Student Leadership Program for the Chamber and Membership Chairperson for Colorado Business Leads.

Lance Sedlak
Director
Lance Sedlak is Managing Director and Principal of Sedlak Development Group, LLC, a business development consulting services firm since 2008 and co-founder of S2, LLC, a channel management and services consulting business since 2009.    Lance served as a business executive with Arrow Electronics (Director and GM roles, 2001 – 2008); GE (Director and GM roles, 1998 – 2001) where he earned the distinguished Pinnacle Award in 2000 recognizing the top 1% of managers worldwide at GE; and Integration Alliance (GM and VP, 1995 – 1998).  Lance previously spent ten years in various sales and business development roles with Hewlett Packard.

As a lifelong racing enthusiast, Lance understands the business, entertainment and competitive sides of the racing industry.  He regularly attends professional racing events, including the Indy 500.  He is actively involved in karting and has supported his teenage son’s kart-racing activity as team manager, coach and crew chief at local, regional and national racing events.

Tim Cousineau
Director/Secretary
In 2009 Mr. Cousineau joined the Colorado Community College System (CCCS) as a Programmer Analyst in the Career Technical Education Accountability Division.  Mr. Cousineau was employed from 2003 to 2009 as a Senior Programmer responsible for application design and development, database design and development, and data capture and conversion for Granite Technologies, Inc., of Golden Colorado.   From 1997 to 2003, Mr. Cousineau was an Executive Consultant for KEMA Consulting in Englewood, Colorado.  KEMA software consulting specialized in data modeling and engineering applications for electric, gas, water, and telecommunication utilities.

Tim is a founder, organizer, and former director (May 2007 through August 2008) of the North American Bank (IO) in Longmont. Colorado.  Tim is the Financial Partner and a general partner in BBIC Investment Club (March 2007 through August 2010), and is a member of the South Metro Denver Chamber of Commerce (April 2006 to present).  In addition Tim is a volunteer Park Host Mentor with Jefferson County Open Space Citizen Outreach, and a nestbox monitor mentor with Jefferson County Open Space Natural Resources division(January 2007, to present).

Will Sumners
Director
Will is President and owner of Dalco Heating and Air Conditioning a Denver based HVAC contractor serving the residential and commercial markets.  Will purchased the business in 2005 and has created a referral oriented retrofit business.    Will is also a co-founder of S2, LLC, a channel management and services consulting business.
Will holds an MBA from the University of Denver and a BA in Molecular Biology from the University of Colorado.  He is a member of Beta Gamma Sigma Honorary Society.  He also has completed an executive marketing program at Stanford University.  He was awarded the prestigious Pinnacle Award at GE in 2000.  This award recognizes the top 1% of managers worldwide in the GE organization.  Additionally he is a certified greenbelt.

Lawrence Kopf, MBA, CPA
Chief Financial Officer
Lawrence Kopf is the managing director of TaxOnly LLC from 1983 to the present specializing in international tax, business tax planning, tax education and individual tax planning.  He is also the author and instructor of Tax Seminars to other CPAs and attorneys. He spent four years in the "Big 8," was a Tax Planning Manager for a Fortune 100 corporation and managed the tax department of a New York public accounting firm. Among his comprehensive corporate tax planning experience, he has reviewed U.S. consolidated corporate tax returns, responded to federal and state audit inquiries, played a role in intercompany transactions, mergers, acquisitions and reorganizations, and counseled domestic and foreign personnel on international tax planning.   Mr. Kopf holds a MBA degree from Hofstra University and a Bachelors degree for Tulane University.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to the compensation that will be paid for services rendered to the CEO/President upon the successful completion of the offering.  To date, with respect to our President / CEO we have paid no salary.  We have no other officers who received cash compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE
Name and Principal position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Herrera. CEO / President	2010	$0 (1)(2)(3)	$0 (4)	$0	$0	$0	$0	$0	$0
Lawrence Kopf CFO	2010	$0 (5)	$0	$1,500(5)	$0	$0	$0	$0	$0

(1)	No compensation has been paid to the CEO / President during the development phase of the business.
(2)
The President/CEO will receive a yearly salary of $100,000 that will be triggered and commence upon the successful completion of this offering and the funding of the company.  Mr. Herrera will be paid salary from the proceeds of the public offering.

(3)
There is no written agreement or contract between Richard Herrera, President / CEO and Full Throttle Indoor Kart Racing Inc.  The Board of Directors has agreed to the President / CEO Salary upon successful completion of the offering and the funding of the company.

(4)
The company has reserved 10,000 shares for management performance incentives.  Issuance of any and all of those shares is at the discretion of the board of directors.  At this time there are no formal criteria or plan for any distribution of these shares.  There have been no grants of performance incentives to date.

(5)
The CFO has provided a prepayment of services in exchange for shares valued at $1,500.  Upon consumption of those services provided during the development phase of the business a determination of continuation or salary consideration will be made.

Director Compensation
At this time there are no fixed compensation fees for serving on the Board of Directors or officers.

Family Relationships
There is no family relationship between any Director, executive or person nominated or chosen by Full Throttle Indoor Kart Racing™ to become a Director or Executive Officer.

Key Executive Insurance
Full Throttle intends to take out a term life insurance on the founder Richard Jay Herrera.  The intended beneficiary will be Full Throttle Indoor Kart Racing Inc.  The intended purpose of this insurance payout to Full Throttle is to facilitate an orderly transition for Full Throttle.  It is our intention that it will be the responsibility of the Board of Directors to make a determination and recommendation as to the future of Full Throttle and how it will affect its shareholders.

Compensation Discussion and Analysis
The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our "Named Executive Officers" during our fiscal year ended May 31. All information provided herein should be read in conjunction with the tables provided above.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives. Currently our Board does not have a compensation committee. Our officers are members of our Board of Directors and are able to vote on matters of compensation. We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time. In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation. We did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices.  In future periods, we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

The executive employment market in general is very competitive due to the number of companies with whom we compete to attract and retain executive and other staff with the requisite skills and experience to carry out our strategy and to maintain compliance with multiple Federal and State regulatory agencies. Many of these companies have significantly greater economic resources than our own. Our Board has recognized that our compensation packages must be able to attract and retain highly talented individuals that are committed to our goals and objectives, without at this time, paying cash salaries that are competitive with some of our peers with greater economic resources. Our compensation structure will be weighted towards equity compensation in the form of options to acquire common stock, which the Board believes motivates and encourages executives to pursue strategic opportunities while managing the risks involved in our current business stage, and aligns compensation incentives with value creation for our shareholders.

Components of Our Executive Compensation Program
Our current executive compensation program is equity and salary based.  In the future we intend to incorporate additional components that we believe are necessary in order for the Company to provide a competitive compensation package relative to our peers and to provide an appropriate mix between short-term and long-term cash and non-cash compensation. Elements of our future executive compensation are likely to include:

○	Base Salary
○	Stock Awards
○	Other benefits available to all employees
○	Items specific to our President and Chief Executive Officer per an employment agreement

Base Salary: At present we do not have a salary structure for employees and Executives except for our President who will begin receiving a yearly salary of $100,000 that will be triggered and commence upon the successful completion of this offering and the funding of the company.  Mr. Herrera will be paid salary from the proceeds of the public offering. Amounts are based on skill set, knowledge and responsibilities. Base salaries may be established as necessary.

Equity Compensation: A portion of compensation paid to our executives is equity based.  We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives' compensation is subject to downside risk in the event that our common stock price decreases. In addition, we believe equity compensation provides incentives to aid in the retention of key executives.

Other Benefits: Our Executive Officers and employees receive no other benefits at this time.

CORPORATE GOVERNANCE

Committees: Meetings of the Board
We do not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are conducted by the Board of Directors meeting as a whole. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

Audit Committee
The Board of Directors has not established an audit committee. The functions of the audit committee are currently performed by the entire Board of Directors. We are under no legal obligation to establish an audit committee and has elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee. We may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

As the Board of Directors does not have an audit committee, it therefore has no "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B, except its chief financial officer. In general, an "audit committee financial expert" is an individual member of the audit committee who:

○	understands generally accepted accounting principles and financial statements,
○	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
○	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
○	understands audit committee functions.

Board of Directors Independence
Four of our directors are "independent" within the meaning of NASDAQ Rule 5605. We are not currently subject to any law, rule or regulation requiring that all or any portion of its Board of Directors include "independent" directors.

Director Nominees
We do not have a nominating committee. The Board of Directors, sitting as a board, selects those individuals to stand for election as members of our board. The Board of Directors has a majority of independent directors (4 directors). The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of board nominees is adopted, the Board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate's qualifications to serve as a Director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a resume supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies Director Nominees through a combination of referrals, including by management, existing board members and security holders, where warranted. Once a candidate has been identified, the Board reviews the individual's experience and background, and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of Director Nominees submitted for shareholders for election to the board.  Among the factors that the Board considers when evaluating proposed nominees are their experience in the information technology industry, knowledge of and experience with and knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Security Holder Communications with our Board of Directors
We provide an informal process for security holders to send communications to our Board of Directors. Security holders who wish to contact the Board of Directors or any of its members may do so by writing to Full Throttle Indoor Kart Racing Inc., 4950 S. Yosemite Street, F2 #339, Greenwood Village, Colorado 80111.

Correspondence directed to an individual board member is referred, unopened, to that member. Correspondence not directed to a particular board member is referred, unopened, to the President and CEO.

Code of Ethics
Under the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission's related rules, we are required to disclose whether  we have adopted a code of ethics that applies to the our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We have adopted a code of ethics that applies to our chief executive officer, chief financial officer and other officers, legal counsel and to any person performing similar functions. We have made the code of ethics available and intend to provide disclosure of any amendments or waivers of the code within five business days after an amendment or waiver on our website FullThrottleIKR.com

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of Full Throttle’s common stock beneficially owned as of September 12, 2011 by individual Directors and Executive Officers and by all Directors and Executive Officers of Full Throttle as a group. Pre-Offer all independent directors hold more than 5% of Full Throttles common stock.  Upon meeting the minimum offering, there are no registered holders of five percent or more of Full Throttle’s common stock by any of its independent directors.  As of September 12, 2011, there were 160,000 shares outstanding.

Name and Address of Beneficial Owner	Title	Common Stock Ownership	Pre Offer Percentage of Shares Outstanding (%)	Minimum Offering Percentage of Shares (%)	Maximum Offering Percentage of Shares (%)
Richard Jay Herrera 90 Sylvestor Place Highlands Ranch, CO 80129	Director President CEO	70,000	43.75%	15.22%	13.73%

Mark Ryan 7254 S. Olive Way Centennial, CO 80112	Director Chair	15,000	9.38%	3.26%	2.94%

Lance Sedlak 21446 E. Ottawa Cir. Aurora, CO 80016	Director	15,000	9.38%	3.26%	2.94%

Tim Cousineau 12300 Quincy Ave. Morrison, CO 80465	Director Secretary	15,000	9.38%	3.26%	2.94%

Will Sumners 11039 Puma Run Littleton, CO 80124	Director	15,000	9.38%	3.26%	2.94%

Lawrence Kopf CPA 4950 Yosemite Street F2 #339 Greenwood Village, CO 80111	CFO	15,000	9.38%	3.26%	2.94%

Officers and Directors as a Group (6 persons)		145,000	90.625%	34.78%	31.37%

Steve Replin 222 Milwaukee St., Suite 304 Denver, Colorado 80206	5%+ Owner	15,000	9.38%	3.26%	2.94%

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by Cordovano and Honeck LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-Q quarterly reports and services normally provided by Cordovano and Honeck LLP, in connection with statutory and regulatory filings or engagements were $2,000 for the fiscal year ended May 31, 2010 and $6,000 for the fiscal year ended May 31, 2011.   The aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by Borgers and Cutler, CPAs, PC.  for the audit of our annual financial statements and review of financial statements included in our Form 10-Q quarterly reports and services normally provided by Borgers and Cutler CPAs, PC, in connection with statutory and regulatory filings or engagements were $2,000 for the fiscal year ended May 31, 2010 and $6,640 for the fiscal year ended May 31, 2011.

Audit-Related Fees

There were no fees for other audit related services for the fiscal years ended 2010 and 2011.

Tax Fees

There were no fees for tax compliance, tax advice, and tax planning for the fiscal years ended 2010 and 2011.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services other than the services reported above.

ITEM 15.    EXHIBITS

Exhibit Number	Description of the Document

3.1	Articles of Incorporation, as amended *
3.2	Bylaws *
14.1	Code of Ethics *
16.1	Letter from Cordovano and Honeck LLP**
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.***
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.***
32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350***
32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350***

*           Incorporated by reference from the exhibits to the S-1 Registration Statement filed on June 25, 2010.
**           Incorporated by reference from the exhibit to the Current Report on Form 8-K filed on August 24, 2011
***           Filed herewith

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Full Throttle Indoor Kart Racing, Inc.

Date: November 9, 2011	By:	/s/ Richard Herrera
Name: Richard Herrera
Title: President and Chief Executive Officer

Date: November 9, 2011	By:	/s/ Lawrence Kopf
Name: Lawrence Kopf
Title: Principal Financial and Accounting Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Herrera	President, Chief Executive Officer and Director	November 9, 2011
Richard Herrera

/s/ Mark Ryan	Chairman of the Board of Directors	November 9, 2011
Mark Ryan

/s/ Lance Sedlak	Director	November 9, 2011
Lance Sedlak

/s/ Tim Cousineau	Director	November 9, 2011
Tim Cousineau

/s/ Will Sumner	Director	November 9, 2011
Will Sumner