Form 10-Q
period 2011-08-31
Full Throttle Indoor Kart Racing Inc
filed 2011-11-10
CIK 1488438

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of October 31, 2011 there were 160,000 outstanding shares of the Registrant's Common Stock, $0.001 par value.

FULL THROTTLE INDOOR KART RACING, INC.

INDEX TO THE FORM 10-Q

For the quarterly period ended September 30, 2010

PART I

Item 1.  FINANCIAL INFORMATION
Full Throttle Indoor Kart Racing, Inc.
(A Development State Company)
Balance Sheets

	August 31, 2011	May 31, 2011
	(Unaudited)	(Derived from
		audited financial
		statements)
Assets

Cash	$14,954	10,381
Prepaid expenses	4,000	—
Property and equipment, net of accumulated depreciation
of $2,628 (unaudited) and $2,084, respectively	18,947	18,393

	$37,901	28,774

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable	$2,820	688
Total liabilities	2,820	688

Shareholders’ equity (Notes 2 and 3):
Common stock, $.0001 par value; 25,000,000 shares authorized,
160,000 (unaudited) and 160,000 shares issued and outstanding,
respectively	16	16
Additional paid-in capital	124,294	104,294
Deficit accumulated during development stage	(89,229)	(76,224)

Total Shareholders’ Equity	35,081	28,086

	$37,901	28,774

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development State Company)
Statements of Operations

			July 10, 2009
			(Inception)
	For the Three Months Ended		Through
	August 31, 2011	August 31, 2010	August 31, 2011

Revenue	$—	—	—

Operating expenses:
Rent (Note 2)	50	300	2,612
Professional fees, including stock-based
compensation totaling $-0-, $-0-, and
$2,500, respectively	6,302	7,121	41,705
Organization costs, including stock-based
compensation totaling $-0-, $-0-, and
$510, respectively	—	6,528	21,947
Other general and administrative expenses	6,653	2,211	22,965

Operating loss	(13,005)	(16,160)	(89,229)

Income tax provision (Note 4)	—	—	—

Net loss	$(13,005)	(16,160)	(89,229)

Basic and diluted loss per share	$(0.08)	(0.10)

Weighted average number of common
shares outstanding	160,000	160,000

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development State Company)
Statement of Changes in Shareholders' Equity

					Deficit
					Accumulated
				Additional	During
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, July 10, 2009 (inception)		—	$—	—	$—	$—

July 2009, common stock issued to president/founder
for services, $.0007 per share (Note 2)	*	70,000	7	503	—	510
July 2009, common stock issued to corporate counsel
for services, $.0067 per share (Note 3)	*	15,000	1	999	—	1,000
August 2009, common stock issued to officer/director
for services, $.01 per share (Note 2)	*	15,000	2	1,498	—	1,500
March and April 2010, common stock sold to
directors, $.1667 per share (Note 2)	*	60,000	6	99,994	—	100,000
Office use contributed by officers/
directors (Note 2)		—	—	1,000	—	1,000
Net loss for period ending May 31, 2010.		—	—	—	(11,086)	(11,086)

Balance, May 31, 2010		160,000	16	103,994	(11,086)	92,924

Office use contributed by officers/
directors (Note 2) (unaudited)		—	—	300	—	300
Net loss for the year ended
May 31, 2011		—	—	—	(65,138)	(65,138)

Balance, May 31, 2011		160,000	16	104,294	(76,224)	28,086

Officer's capital contribution (Note 2) (unaudited)		—	—	20,000	—	20,000
Net loss for the three months ended
August 31, 2011 (unaudited)		—	—	—	(13,005)	(13,005)

Balance, August 31, 2011 (unaudited)		160,000	$16	124,294	$(89,229)	$35,081

*  Restated in accordance with 1 for 10 reverse stock split (see Note 3)

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development State Company)
Statement of Cash Flows

			July 10, 2009
			(Inception)
	For the Three Months Ended		Through
	August 31, 2011	August 31, 2010	August 31, 2011
Cash flows from operating activities:
Net loss	$(13,005)	(16,160)	(89,229)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	544	—	2,628
Stock-based compensation	—	3,010	3,010
Contributed rent (Note 2)	—	—	1,300
Changes in operating assets and liabilities:
Prepaid expenses	(4,000)	—	(4,000)
Accounts payable	2,132	484	2,820
Net cash used in
operating activities	(14,329)	(12,666)	(83,471)

Cash flows from investing activities:
Equipment purchases	(1,098)	(593)	(7,425)
Building Costs	—	(14,150)	(14,150)
Net cash used in
investing activities	(1,098)	(14,743)	(21,575)

Cash flows from financing activities:
Proceeds from officer's capital contribution	20,000	—	20,000
Proceeds from sale of common stock	—	—	100,000
Net cash provided by
financing activities	20,000	—	120,000

Net change in cash	4,573	(27,409)	14,954

Cash, beginning of period	10,381	—	—

Cash, end of period	$14,954	(27,409)	14,954

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	—	—
Interest	$—	—	—

See accompanying notes to financial statements

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying condensed financial statements, the Company has a limited operating history and has suffered losses since inception.  These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

The condensed financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to meet our obligations on a timely basis, and, ultimately to attain profitability.

Basis of Presentation

The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-K for the year ended May 31, 2011 and should be read in conjunction with the notes thereto.

All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at August 31, 2011 (unaudited) and May 31, 2011.

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

Financial Instruments

Our financial instruments consist of cash, accounts payable and accrued liabilities.  At August 31, 2011 (unaudited) and May 31, 2011, the fair value of our financial instruments approximates book value due to the short-term maturity of the instruments. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

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

Earnings (Loss) per Common Share

We report loss per share using a dual presentation of basic and diluted loss per share.  Basic loss per share excludes the impact of common stock equivalents.  Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At August 31, 2011 (unaudited) and May 31, 2011, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

On July 1, 2011, we received $20,000 from our president as a capital contribution for working capital.

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

(4)  Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	August 31,	May 31,
	2011	2011
	(Unaudited)
U.S. Federal statutory graduated rate	15%	15%
State income tax rate,
net of federal benefit	4%	4%
Permanent differences	0%	0%
Net operating loss for which no tax
benefit is currently available	-19%	-19%
	0%	0%

At August 31, 2011, deferred tax assets consisted of a net tax asset of $16,364 (unaudited) due to operating loss carryforwards of $84,919 (unaudited) which was fully allowed for in the valuation allowance of $16,364 (unaudited).  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the three months ended August 31, 2011 totaled $2,463 (unaudited).

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

Liquidity and Capital Resources
We are a startup company in the development stage and do not have sufficient funds to execute our plan. Our auditor’s have expressed substantial doubt about our ability to continue as a going concern.  Our plan to raise funds is to conduct the public offering pursuant to this prospectus for the sale of shares of our common stock to generate sufficient capital to select and develop our location and then commence operations.  As of May 31, 2011 we have cash reserves of $10,381.  For the three month period ended August 28, 2011 we have unaudited cash reserves of $14,954 with the increase due to additional paid in capital by our President.

Our losses since inception on July 10, 2009 through the fiscal quarter ended August 31, 2011 are $89,229.  Our losses from the fiscal quarter ended August 31, 2011 are $13,005.  Our most significant expenses for the fiscal quarter ended August 31, 2011 were professional fees for legal and accounting expenses of $6,302.  Our current burn rate of cash resources will allow us to remain solvent for three to six months but we will not be able to execute our business plans and commence operations without the raising of capital from this offering.   Our current burn rate has been $3,000 or less per month.

If we are unable to raise funds we will not be able to move forward and commence operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Richard Herrera, and its Chief Financial Officer, Mr. Larry Kopf have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to them. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of August 31, 2011 (the “Evaluation Date”).

Based on such evaluation, Messrs. Herrera and Kopf have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are not effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934.  We believe the weakness in our internal controls are due to the minimal activity, low materiality and potential deficiency prior to completion of our public offering.  It is our intention to implement comprehensive internal controls during the current fiscal quarter.  There were no significant changes in internal controls or in other factors that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

N/A

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed with this report.

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL THROTTLE INDOOR KART RACING, INC.

By:   /s/ Richard Herrera
Name:  Richard Herrera
Title:  President
Date:  November 9, 2011

By:   /s/ Larry Kopf
Name:  Larry Kopf
Title:   Principal Financial Officer and Accounting Officer
Date:  November 9, 2011