Form 10-Q
period 2011-11-30
Full Throttle Indoor Kart Racing Inc
filed 2012-01-17
CIK 1488438

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of January 13, 2012 there were 160,000 outstanding shares of the Registrant's Common Stock, $0.001 par value.

FULL THROTTLE INDOOR KART RACING, INC.

INDEX TO THE FORM 10-Q

For the quarterly period ended November 30, 2011

PART I
Item 1.  FINANCIAL INFORMATION

Full Throttle Indoor Kart Racing, Inc.
(A Development State Company)
Balance Sheets

	November 30, 2011	May 31, 2011
	(Unaudited)	(Derived from
		audited financial
		statements)
Assets

Cash	$8,298	$10,381
Property and equipment, net of accumulated depreciation
of $3,203 (unaudited) and $2,084, respectively	18,372	18,393

	$26,670	$28,774

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable:
Related party (Note 5)	$11,245	$-
Other	400	688
Total liabilities	11,645	688

Shareholders’ equity (Notes 2 and 3):
Common stock, $.0001 par value; 25,000,000 shares authorized,
160,000 (unaudited) and 160,000 shares issued and outstanding, respectively	16	16
Additional paid-in capital	132,794	104,294
Deficit accumulated during development stage	(117,785)	(76,224)

Total Shareholders’ Equity	15,025	28,086

	$26,670	$28,774

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development State Company)
Statements of Operations

					July 10, 2009
					(Inception)
	For the Three Months Ended		For the Six Months Ended		Through
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010	November 30, 2011

Revenue	$—	$—	$—	$—	$—

Operating expenses:
Rent (Note 2)	—	300	50	600	2,612
Professional fees:
Related party (Note 2)	11,245	—	11,245	—	11,245
Other, including stock-based compensation
totaling $-0-, $-0-, $-0-, $-0- and $2,500,
respectively	14,080	6,283	20,382	13,404	55,785
Organization costs, including stock-based
compensation totaling $-0-, $-0-, $-0-,
$-0- and $510, respectively	—	10,178	—	16,706	21,947
Other general and administrative expenses	3,231	6,029	9,884	8,240	26,196

Operating loss	(28,556)	(22,790)	(41,561)	(38,950)	(117,785)

Income tax provision (Note 4)	—	—	—	—	—

Net loss	$(28,556)	$(22,790)	$(41,561)	$(38,950)	$(117,785)

Basic and diluted loss per share	$(0.18)	$(0.14)	$(0.26)	$(0.24)	$

Weighted average number of common
shares outstanding	160,000	160,000	160,000	160,000

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development State Company)
Statements of Change in Shareholders' Equity

					Deficit
					Accumulated
				Additional	During
		Common Stock		Paid-In	Development
		Shares	Par Value	Capital	Stage	Total

Balance, July 10, 2009 (inception)		—	$—	$—	$—	$—

July 2009, common stock issued to president/founder
for services, $.0007 per share (Note 2)	*	70,000	7	503	—	510
July 2009, common stock issued to corporate counsel
for services, $.0067 per share (Note 3)	*	15,000	1	999	—	1,000
August 2009, common stock issued to officer/director
for services, $.01 per share (Note 2)	*	15,000	2	1,498	—	1,500
March and April 2010, common stock sold to
directors, $.1667 per share (Note 2)	*	60,000	6	99,994	—	100,000
Office use contributed by officers/
directors (Note 2)		—	—	1,000	—	1,000
Net loss for period ending May 31, 2010		—	—	—	(11,086)	(11,086)

Balance, May 31, 2010		160,000	16	103,994	(11,086)	92,924

Office use contributed by officers/
directors (Note 2) (unaudited)		—	—	300	—	300
Net loss for the year ended
May 31, 2010		—	—	—	(65,138)	(65,138)

Balance, May 31, 2011		160,000	16	104,294	(76,224)	28,086

Officer's capital contribution (Note 2) (unaudited)		—	—	28,500	—	28,500
Net loss for the six months ended
November 30, 2011 (unaudited)		—	—	—	(41,561)	(41,561)

Balance, November 30, 2011 (unaudited)		160,000	$16	$132,794	$(117,785)	$15,025

*  Restated in accordance with 1 for 10 reverse stock split (see Note 3)

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development State Company)
Statements of Cash Flows

			July 10, 2009
			(Inception)
	For the Six Months Ended		Through
	November 30, 2011	November 30, 2010	November 30, 2011
Cash flows from operating activities:
Net loss	$(41,561)	$(38,950)	$(117,785)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,119	14	3,203
Stock-based compensation	—	—	3,010
Contributed rent (Note 2).	—	300	1,300
Changes in operating assets and liabilities:
Accounts payable	10,957	(762)	11,645
Net cash used in
operating activities	(29,485)	(39,398)	(98,627)

Cash flows from investing activities:
Equipment purchases	(1,098)	(11,191)	(7,425)
Building Costs	—	—	(14,150)
Net cash used in
investing activities	(1,098)	(11,191)	(21,575)

Cash flows from financing activities:
Proceeds from officer's capital contribution	28,500	—	28,500
Proceeds from sale of common stock	—	—	100,000
Net cash provided by
financing activities	28,500	—	128,500

Net change in cash	(2,083)	(50,589)	8,298

Cash, beginning of period	10,381	89,236	—

Cash, end of period	$8,298	$38,647	$8,298

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

(1)      Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

Full Throttle Indoor Kart Racing, Inc. (referenced as “we”, “us”, “our” in the accompanying notes) was incorporated in the State of Colorado on July 10, 2009.  We were organized to engage in the business of providing a race-themed entertainment venue.  We have not earned any revenue since our inception, and we did not own any inventory at November 30, 2011 (unaudited) and May 31, 2011.

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

During the period from inception through November 30, 2011 (unaudited), we have sold common stock to insiders in order to raise capital to build our facility and commence revenue-producing operations.  However, as of November 30, 2011, we have not yet built the facility nor have we engaged in revenue-producing operations.  In the longer term, we plan to raise the necessary capital to build our facility, begin revenue producing operations and eventually be profitable.  There is no assurance that we will be successful in raising the capital required to develop our operations or that we will attain profitability.

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

Full Throttle Indoor Kart Racing, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at November 30, 2011 (unaudited) and May 31, 2011.

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

Financial Instruments

Our financial instruments consist of cash, accounts payable and accrued liabilities.  At November 30, 2011 (unaudited) and May 31, 2011, the fair value of our financial instruments approximates book value due to the short-term maturity of the instruments. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

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

Full Throttle Indoor Kart Racing, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Earnings (Loss) per Common Share

We report loss per share using a dual presentation of basic and diluted loss per share.  Basic loss per share excludes the impact of common stock equivalents.  Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At November 30, 2011 (unaudited) and May 31, 2011, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

(2)      Related Party Transactions

During the six months ended November 30, 2011, we have received $28,500 from our president as capital contributions for working capital.

During the six months ended November 30, 2011, we have incurred $11,245 (unaudited) in accounting and tax services from our CFO. This balance remained unpaid at November 30, 2011 and is included in the accompanying condensed financial statements as Accounts payable, related party.

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

Full Throttle Indoor Kart Racing, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

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

(3)      Shareholders’ Equity

On April 18, 2011, our Board of Directors and shareholders approved a 1-for-10 reverse stock split of our common stock.  The reverse stock split reduced the number of common shares issued and outstanding from 1,600,000 down to 160,000.  Shares issued prior to April 18, 2011 have been retroactively restated to reflect the impact of the reverse stock split.

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

At November 30, 2011, deferred tax assets consisted of a net tax asset of $21,771 (unaudited) due to operating loss carryforwards of $113,475 (unaudited) which was fully allowed for in the valuation allowance of $21,771 (unaudited).  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the six months ended November 30, 2011 totaled $7,870 (unaudited).

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

Should we undergo an ownership change as defined in the Internal Revenue Code, our net tax operating loss carryforwards generated prior to the ownership change may be subject to an annual limitation, which could reduce or defer the utilization of these losses.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements
Except for historical information, the information contained in this report contains “forward-looking” statements. These forward-looking statements include, but are not limited to, statements about our industry, plans, objectives, expectations, intentions and assumptions and other statements contained in the report that are not historical facts. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, our actual operating results and financial performance may prove to be very different from what might have predicted as of the date of this report or the dates of our reports filed with the SEC, as the case may be. The risks described herein address some of the factors that may affect our future operating results and financial performance.

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

Liquidity and Capital Resources
We are a startup company in the development stage and do not have sufficient funds to execute our plan. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.  Our plan to raise funds is to conduct the public offering pursuant to the prospectus dated November 29, 2011 for the sale of 190,000 to 350,000 shares of our common stock at $10 per share to generate sufficient capital to select and develop our location and then commence operations.  As of November 30, 2011 we had cash reserves of $8,298.

Our losses since inception on July 10, 2009 through the fiscal year ended May 31, 2011 are $76,224.   Our loss for the quarter ended November 30, 2011 was $17,311.  Our most significant expenses for the fiscal year ended May 31, 2010 were professional fees for legal and accounting expenses of $4,150 which includes stock based compensation of $1,500 to our chief financial officer and $1,000 to outside legal counsel.  For the fiscal year ended May 31, 2011 our most significant expenses were professional fees for legal and accounting expenses of $31,503.  Our most significant expense for the quarter ended November 30, 2011 was professional fees for legal and accounting of $17,311.  Our current burn rate has been $3,000 or less per month.  Our current burn rate of cash resources will allow us to remain solvent throughout the offering period but we will not be able to execute our business plans and commence operations without the raising of capital from the offering.     If we are unable to raise funds we will not be able to move forward and commence operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Mr. Richard Herrera, and its Chief Financial Officer, Mr. Larry Kopf have implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to them. These executive officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of November 30, 2011 (the “Evaluation Date”).

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

None.

ITEM 1A. RISK FACTORS

N/A

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed with this report.

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350

101	Interactive Data Files

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL THROTTLE INDOOR KART RACING, INC.

Date: January 17, 2012	By:	/s/ Richard Herrera
	Name:	Richard Herrera
	Title:	President

Date: January 17, 2012	By:	/s/ Larry Kopf
	Name:	Larry Kopf
	Title:	Principal Financial Officer and Accounting Officer