Form 10-K/A
period 2011-05-31
Full Throttle Indoor Kart Racing Inc
filed 2012-02-23
CIK 1488438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note on Amendment.

This amendment revises Part II, Item 8 Financial Statements to revise the audit report and  remove references to unaudited financial statements inadvertently included in the original filing.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Full Throttle Indoor Kart Racing, Inc.:

We have audited the accompanying balance sheets of Full Throttle Indoor Kart Racing, Inc. (“the Company”) as of May 31, 2011, the period from July 10, 2009 (inception) through May 31, 2010 and the period from July 10, 2009 (inception) through May 31, 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Full Throttle Indoor Kart Racing, Inc., as of May 31, 2011, the period from July 10, 2009 (inception) through May 31, 2010 and the period from July 10, 2009 (inception) through May 31, 2011, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Borgers & Cutler CPA’s PLLC
Borgers & Cutler CPA’s PLLC
Denver, CO
February 15, 2012

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
160,000 and 160,000 shares issued and
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

See accompanying notes to financial statements

Full Throttle Indoor Kart Racing, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Balance, July 10, 2009 (inception)	—	$—	$—	$—	$—

July 2009, common stock issued to president/founder
for services, $.0007 per share (Note 2)	70,000	7	503	—	510
July 2009, common stock issued to corporate counsel
for services, $.0067 per share (Note 3)	15,000	1	999	—	1,000
August 2009, common stock issued to officer/director
for services, $.01 per share (Note 2)	15,000	2	1,498	—	1,500
March and April 2010, common stock sold to
directors, $.1667 per share (Note 2)	60,000	6	99,994	—	100,000
Office use contributed by officers/
directors (Note 2)	—	—	1,000	—	1,000
Net loss for period ending May 31, 2010	—	—	—	(11,086)	(11,086)
	160,000	16	103,994	(11,086)	92,924

Office use contributed by officers/
directors (Note 2)	—	—	300	—	300
Net loss for the year ended
	—	—	—	(65,138)	(65,138)

Balance, May 31, 2011	160,000	$16	$104,294	$(76,224)	$28,086

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

Full Throttle Indoor Kart Racing, Inc.

Date: February 23, 2012	By:	/s/ Richard Herrera
Name: Richard Herrera
Title: President and Chief Executive Officer

Date: February 23, 2012	By:	/s/ Lawrence Kopf
Name: Lawrence Kopf
Title: Principal Financial and Accounting Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Herrera	President, Chief Executive Officer and Director	February 23, 2012
Richard Herrera

/s/ Mark Ryan	Chairman of the Board of Directors	February 23, 2012
Mark Ryan

/s/ Lance Sedlak	Director	February 23, 2012
Lance Sedlak

/s/ Tim Cousineau	Director	February 23, 2012
Tim Cousineau

/s/ Will Sumner	Director	February 23, 2012
Will Sumner