Form 10-K/A
period 2011-05-31
Full Throttle Indoor Kart Racing Inc
filed 2012-04-03
CIK 1488438

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

Explanatory Note on Amendment.

This amendment revises Part II, Item 8 Financial Statements to revise the audit report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Full Throttle Indoor Kart Racing, Inc.:

We have audited the accompanying balance sheets of Full Throttle Indoor Kart Racing, Inc. (“the Company”) as of May 31, 2011, and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended May 31, 2011, the period from July 10, 2009 (inception) through May 31, 2010 and the cumulative period from July 10, 2009 (inception) through May 31, 2011.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Full Throttle Indoor Kart Racing, Inc., as of these periods, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

Full Throttle Indoor Kart Racing, Inc.

Date: April 2, 2012	By:	/s/ Richard Herrera
Name: Richard Herrera
Title: President and Chief Executive Officer

Date: April 2, 2012	By:	/s/ Lawrence Kopf
Name: Lawrence Kopf
Title: Principal Financial and Accounting Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Herrera	President, Chief Executive Officer and Director	April 2, 2012
Richard Herrera

/s/ Mark Ryan	Chairman of the Board of Directors	April 2, 2012
Mark Ryan

/s/ Lance Sedlak	Director	April 2, 2012
Lance Sedlak

/s/ Tim Cousineau	Director	April 2, 2012
Tim Cousineau

/s/ Will Sumner	Director	April 2, 2012
Will Sumner